Form 10-K
period 2025-12-31
Once Upon a Farm, PBC
filed 2026-03-16
CIK 1696556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-43108

Once Upon a Farm, PBC

(Exact name of Registrant as specified in its Charter)

Delaware	47-3648280
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
950 Gilman Street, Suite 100 Berkeley, CA	94710
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (888) 983-1606

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001	OFRM	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☐ NO ☒

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The registrant was not a public company as of June 30, 2025, the last business day of its most recently completed second fiscal quarter, and therefore, cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date.

The number of shares of registrant’s common stock outstanding as of March 6, 2026 was 41,881,392.

DOCUMENTS INCORPORATED BY REFERENCE

None

MARKET AND INDUSTRY DATA

Unless otherwise indicated, market data and industry information used throughout this Annual Report on Form 10-K is based on management’s knowledge of the industry and the good faith estimates of management. We have also relied, to the extent available, upon management’s review of independent industry surveys and publications and other publicly available information. All of the market data and industry information used in this Annual Report on Form 10-K involves a number of assumptions and limitations and investors are cautioned not to give undue weight to such estimates. Although we believe that these sources are reliable, we cannot guarantee the accuracy or completeness of this information and we have not independently verified this information. Additionally, from time to time, these sources may change their input information or methodologies, which may change the related results. While we believe the estimated market position, market opportunity, and market size information included in this Annual Report on Form 10-K is generally reliable, such information, which is derived in part from management’s estimates and beliefs, is inherently uncertain and imprecise. Projections, assumptions, and estimates of our future performance and the future performance of the industry in which we operate are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described in Part I, Item 1A. “Risk Factors,” “Special Note Regarding Forward-Looking Statements,” and elsewhere in this Annual Report on Form 10-K. These and other factors could cause results to differ materially from those expressed in our estimates and beliefs and in the estimates prepared by independent parties.

Certain information in this Annual Report on Form 10-K is contained in independent industry reports and other information publicly available, including the following:

•
GutCheck, Once Upon a Farm Shopper Journey Exploration – July 2024 (“GutCheck”);
•
Mintel, Baby Food & Drink – US – 2024 – April 19, 2024 (“Mintel, Baby Food”);
•
Mintel, Marketing to Moms – US – 2024 – October 22, 2024 (“Mintel, Marketing”);
•
Numerator, Brand Health Tracker, Total Sample, Fielded January 8 - 15, 2025, n=1,029 Verified O’Farm Purchasers with high familiarity to brand (n=119) (“Numerator, Brand Health Tracker”);
•
Numerator Insights, New Item Source of Volume, First nine months following launch ended June 2024 (“Numerator, Nine months post-June 2024 launch”);
•
Numerator Insights, New Item Source of Volume Report, First six months following launch ended March 2024 (“Numerator, Six months post-March 2024 launch”);
•
Numerator Insights, Shopper Metrics Report, Last 12 months ending December 31, 2025 (“2025 Numerator, Shopper Metrics”);
•
Numerator, Verified Voices Survey, Kid and Baby Pouch Purchasers, Fielded December 12, 2025 (n=424) (“2025 Numerator, Verified Voices”);
•
Organic Trade Association, Consumer Perception of USDA Organic and Competing Label Claims – 2025 (“Organic Trade Association”);
•
SIVO, Insights and Recommendations – March 2023, n=1,451, with total study covering 2,100 consumers (“SIVO”);
•
SPINS, U.S. MULO – 52 weeks, 12 weeks and 6 weeks ended December 28, 2025, respectively (“SPINS, U.S. MULO”);
•
SPINS, U.S. MULO + Natural Expanded Channel Data – 52 weeks ended December 28, 2025 (“SPINS, U.S. MULO + Natural Expanded Channel Data”);
•
SPINS, 2025 CPG Outlook: Industry Update & Trends Predictions – January 2025 (“SPINS, CPG Outlook”);
•
Renub Research, United States Kids Food and Beverage Market (2020-2032) – 2024 (“Renub”); and
•
84.51° Stratum, Digital Journey Insights – October 2024 (“84.51° Stratum”).

ii

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that reflect our expectations or beliefs regarding future events, including, but not limited to: statements about the markets in which we operate, including growth of our various markets, statements about potential new products and product innovation, and our expectations, beliefs, plans, strategies, objectives, prospects, assumptions, or future events or performance. These forward-looking statements, including expectations and projections about future matters, are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We caution that such statements involve numerous risks and uncertainties and are subject to variables that could impact our future performance. These statements are based on management’s views and assumptions at the time they are made and are not guarantees of future performance. Actual future events and performance may differ materially from the expectations reflected in our forward-looking statements. We do not undertake any obligation to update forward-looking statements.

A variety of factors could materially affect future outcomes, including, but not limited to: adverse public relations, product recalls, and product liability claims arising if our products are contaminated, alleged to be contaminated, or are rumored to have adverse effects, or if our products are alleged to cause illness or injury; factors outside of our and our suppliers’ control that disrupt our operations or impact the inputs, commodities, and ingredients that we use in our business; the failure to manage our supply chain effectively, including inventory levels and transportation services; the availability of natural, plant-rich, and organic ingredients; our ability to protect personal, proprietary, and confidential information and prevent security incidents; damage to the reputation of the Company, products, management team, or co-founders; adverse weather conditions, natural disasters, pestilence, climate change, and other conditions beyond our control that could disrupt our operations; the failure to retain and motivate our management team or other key team members, including our co-founders; our reliance on a limited number of independent contract manufacturers and suppliers, including co-packers; the loss of a significant customer; changing consumer preferences, perceptions, and spending habits; the failure to successfully pursue growth or implement our growth strategy on a timely basis or at all; disruptions in the worldwide economy; the inability to compete successfully in our highly competitive markets; any damage or disruption at any facility where our finished goods inventory is located; the failure to successfully roll-out coolers and harm to the operating capacity of our coolers; our ability to expand existing customer relationships and acquire new customers; the failure of our enterprise resource planning system or any deficient information-sharing capabilities; the sufficiency and effectiveness of our marketing and trade spending programs and whether we are able to develop and maintain our brand; the fluctuation in our business as a result of promotional activities and seasonality; our ability to implement initiatives to improve productivity and streamline operations to control or reduce costs; our ability to achieve or sustain profitability; our compliance and the compliance of our suppliers, co-packers, and co-manufacturers with applicable governmental laws and regulations; the ability of our information technology systems, including artificial intelligence technologies, to perform adequately and accurately; changes in tax laws; our ability to generate sufficient cash to service all of our indebtedness; our status as a public benefit corporation and our duty to balance a variety of interests as a public benefit corporation; volatility of the market price of our common stock; the incurrence of increased costs as a result of operating as a public company; and the other factors set forth under Part I, Item 1A. “Risk Factors.”

This list is not exhaustive and is intended for illustrative purposes only. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

Unless otherwise specified or unless the context requires otherwise, all references in this Annual Report on Form 10-K to “Once Upon a Farm,” “the Company,” “we,” “us,” and “our,” or similar references, refer to Once Upon a Farm, PBC.

iii

PART I

Item 1. Business.

Our Company

At Once Upon a Farm, we are driving systemic change in childhood nutrition with real, organic, farm-fresh food–made with no added sugar, no preservatives, and nothing artificial. From baby’s first bites to kid’s school-ready snacks, we are a rapidly growing leader in modern childhood nutrition that provides innovative, nutrient-packed, delicious food to on-the-go parents for their babies and kids. We revolutionized the childhood nutrition category with what we believe is the first-ever cold-pressed Pouch, setting a new standard for nutrition that parents love and kids crave. From one mother’s kitchen and farmers markets to a beloved household brand, we are the #1 growth brand in the category1, elevating parents’ expectations for the food their children consume and eliminating the need to compromise taste and quality for convenience.

Our mission and commitment to our consumers guide every decision we make and are at the heart of our identity and journey ahead. We are a public benefit corporation, which requires us to uphold high social and environmental standards and provide transparency for all of our stockholders. Additionally, we believe we are the first baby through kid parent-ally brand with a deep commitment to superior, fresh products with high nutritional standards and incredible taste. Our thoughtful recipes are crafted with high-quality organic ingredients, from cold-pressed Pouches and freshly Frozen Meals, to Refrigerated Oat Bars and Dry Baby Snacks, earning us the trust of parents, and fostering a loyal, passionate, and fast-growing consumer base. This is reflected in our Net Promoter Score2 (“NPS”) of 45, outpacing all of the established category players according to a survey conducted on January 15, 2025.

Our success in developing nutritious food that kids love, and parents feel good providing, has resulted in a remarkable growth trajectory. We have surpassed $349 million of in-store retail sales, according to management estimates, and are the #1 brand driving dollar growth in the categories we play in for the 52 weeks ended December 28, 20253. Our products are available in the aisles where parents frequently shop and are sold in more than 25,0004 doors nationwide across U.S. Multi-Outlet (“MULO”) and the Natural Expanded channel. We have strong relationships with well-known retailers, both in brick-and-mortar stores and e-commerce.

We believe we are distinct and attractive to our retail customers as we sell in both the fresh perimeter and center of store allowing for an “all aisle” presence for our consumers that is available on-premise and online. Our playbook is effective as we unlock incremental traffic and growth in the aisles our products are presented in, and our velocities have remained best-in-class as our distribution has expanded. Retailers value this given that we believe our products attract larger basket shoppers and generate better margin outcomes. We believe our brand is enhancing childhood nutrition options and categories as we provide modern, better-for-you products that yield satisfaction and smiles.

From A Mission to A Movement

In 2015, Cassandra Curtis and Ari Raz started Once Upon a Farm with a mission centered around two main pillars:

•
Kids should be eating food that is organic, fresh, clean, and real; and
•
Parents need food options that are delicious, nutritious, and convenient.

1 SPINS, U.S. MULO, for the 52-week period ended December 28, 2025.

2 Numerator, Brand Health Tracker. NPS is a metric used to gauge customer loyalty and satisfaction by measuring how likely customers are to recommend a company or product to others.

3 SPINS, U.S. MULO, for the 52-week period ended December 28, 2025.

4 SPINS, U.S. MULO + Natural Expanded Channel Data, for the 52-week period ended December 28, 2025.

Cassandra created the original recipes in her kitchen to feed her own children because nothing she could buy at the grocery store from existing food brands met her high personal standards. Inspired by this mission, in 2017, industry veteran, longtime leader of Annie’s, and former president of the Annie’s operating unit at General Mills, John Foraker partnered with actor, philanthropist, and entrepreneur / businesswoman, Jennifer Garner, to join with Cassandra and Ari to create the next generation childhood nutrition company. Subsequently, we assembled a team of Consumer-Packaged Goods (“CPG”) veterans, with experience disrupting category norms, and built an organization filled with talented, passionate and success-seeking people. We have grown Once Upon a Farm to $240.7 million in annual net sales for the year ended December 31, 2025, representing a 53.7% compound annual growth rate (“CAGR”) from 2022 to the year ended December 31, 2025.

Through the power of our team, we believe we are a pioneer in modern childhood nutrition with a deep connection to our consumers built on trust, quality, and transparency. Our brand’s “farm fresh first” approach resonates with parents wanting to increase their kids’ consumption of fruits and veggies, resulting in high consumer loyalty and advocacy. We believe it is through these foundational advocates that we have enjoyed continued success, as our brand is amplified via their enthusiastic word-of-mouth, which is sincere, effective, and comes at no cost to our business. Peer-to-peer marketing has become increasingly significant in how parents are introduced to our brand. Parents who purchase our products often brag about our quality and taste profile that kids love. Despite this, and the significant reach our brand has for its size, we only have household penetration of 5.1%5 as of the last 12 months ended December 31, 2025, which should provide us with significant growth opportunities.

Once Upon a Farm’s reach is further supported by our modern and multi-faceted, consumer-driven marketing strategy that spans social media, traditional marketing, national partnerships, and commercial TV campaigns that are paramount to further driving consumer awareness. We utilize full-funnel marketing strategies by focusing our activations on both our core products and innovations to attract new and repeat consumers.

The Proof is in The Pouches…And Our Innovative Products

At the heart of our business is our never-ending drive to perfect our core product: our Pouches. Over time, we have enhanced the formulations, improved the format, and updated the packaging, which are then applied to subsequent product rollouts. We boast an unrelenting focus on taste and quality of our products and leverage our innovation capabilities and supply chain expertise to bring these products into the homes of our consumers.

Pouches, our core category, include Fruit & Veggie Blends, Functional Blends, and Smoothies. We designed our Pouches to deliver innovation and modernization to the stagnant dairy aisle, where, adjacent to legacy kid positioned yogurt brands, we initially placed our products during our 2018 national roll-out. We believe that we continue to raise the bar for industry standards. We make our Pouches by blending fresh and Individual Quick Frozen (“IQF”) fruits and vegetables, sourced at peak ripeness, with other high-quality ingredients. We process them using high, cold pressure, never heating them above 40 degrees, which preserves enough shelf life to allow for refrigerated distribution to stores nationwide. The result is a fresh product with a taste and texture as if it were homemade. Kids love the taste, and parents feel great about the simple ingredients and freshness.

We also have sought-after and on-trend functional offerings for our Pouches, such as our Immunity and Smart Blends, which are designed to support children’s health and development as people look to food as a means for preventative health benefits. According to SPINS, U.S. MULO, as of the 52 weeks ended December 28, 2025, our portfolio of Pouches had approximately $134 million of retail sales, with top 3 dollar and unit growth contribution position in the category.

5 2025 Numerator, Shopper Metrics.

Building upon our Pouches’ strong foundation of trust, loyalty, and passion with our consumers, we expanded into baby and kid pantry snacking with Dry Baby Snacks and Refrigerated Oat Bars. In 2023, we launched what we believe was the first-of-its-kind Refrigerated Oat Bar at a time when bars in the market were full of sugar, preservatives, and lacking flavor and nutrition. In 2024, we launched Dry Baby Snacks which include Fruit & Veggie Puffs, Melts, and Tractor Wheel Bars. Per SPINS, U.S. MULO data on retail sales, as of the 12 weeks ended December 28, 2025, we are the #1 velocity Baby & Toddler Snack brand in the United States, specifically with the #1 velocity in Puffs, Melts, and Toddler Bars, making our Dry Baby Snacks the #2 brand in the category by dollar sales. We also launched our Soft-Baked Bars for kids and they have quickly become the fastest growing brand driving segment growth in the Natural / Organic Breakfast Bar category where carried, according to management estimates. We believe this presents a substantial opportunity for us to further establish our reputation as a leading bar brand in a $7.6 billion Bar category, according to SPINS, U.S. MULO + Natural Expanded Channel data as of the 52 weeks ended December 28, 2025.

Our portfolio also includes a line of freshly frozen organic meals, mostly sold on our direct-to-consumer (“DTC”) platform hosted on Shopify. This line is focused on veggie forward finger feeding products that are an important bridge for parents transitioning babies to solid foods. These products also give us a foothold and experience in the Frozen category, which represents a significant opportunity for further brand expansion in the future should we decide to pursue that opportunity. This product also addresses the heightened demand for healthier and better-for-you frozen options that millennials and younger generation parents look for, a trend that we have observed coming out of the pandemic.

One of the most exciting opportunities ahead of us is the opportunity to broaden our cooler installations and presence in the baby aisle, which is traditionally home to only shelf stable products. From our earliest days, we began placing and testing coolers in baby aisles, experimenting with different sizes and product assortments to discover the best retail results and category incrementality. In 2022, these efforts paid off as we began to slowly scale the roll-out of fresh baby coolers at key retailers to meet the growing demand of parents seeking fresh baby food and clean snack options. Today, we believe we have identified the right strategy to drive a broader and more emphatic cooler presence, as we have over 3,400 coolers deployed nationally as of December 31, 2025, and are well-positioned to continue to steward this initiative into a meaningful growth engine for Once Upon a Farm and our retail customers. Our coolers not only create convenience and efficiency for shoppers, but we believe they are also highly incremental to baby food category growth, leading to larger and more profitable baskets for retailers.

For the year ended December 31, 2025, 62% of our net sales were generated from the sale of Pouch products, 37% from Snacks, and 1% from other products.

Omnichannel Route-to-Market with Leading Partners

We have built and fortified strong relationships with top retailers, both brick-and-mortar and online, some going back to our national roll-out in 2018. Our retail customers are aligned with and supportive of our mission in the baby and kids’ aisles. They have been constructive in furthering the Once Upon a Farm’s brand presence in their stores, recognizing both the growth opportunity they see and the high-value consumers that our brand attracts.

Retail Stores: We have a strong presence at brick-and-mortar stores, evidenced by expanding shelf space with over 500,000 points of distribution and cooler placement in over 3,400 stores, according to management estimates. Our products are available at leading retail customers, including Target, Whole Foods, Kroger, Walmart, Publix, and Wegmans. We work with leading national retailers and collaborate with them to ensure Once Upon a Farm is prominently displayed across the store to meet parents where they shop and support our goal of “owning the aisles.”

E-Commerce: In 2025, according to management estimates, 40% of our sales volume started with a “click,” whether it was on our own DTC platform, our retail customers’ websites or third-party e-commerce and delivery platforms. As consumers increasingly shift to purchasing online, especially new parents, we ensure our products are also available on our retail customers’ online platforms, and seek to optimize our products’ placement for visibility and availability on their digital shelves. A greater portion of sales of our products are sold online by our key retail customers than our competitors. For example, other brands within our key retail customers may typically have 10% of their business done online, but 24% of our business is done online. This is important to our retail customers as digital baskets are generally more valuable than in-store baskets, highlighting the value of the e-commerce shopper. Based on management estimates, we are also the #1 indexing brand in the baby food, bars, and yogurt categories for retailer e-commerce platforms, selling approximately 2 times the category average via Pickup and Delivery. Despite being in its infancy, we are seeing strong early traction with Thrive Market revenue growing approximately 150% and Amazon revenue growing 457%, in each case year-over-year from the year ended December 31, 2024 to the year ended December 31, 2025, with both retailers ranking among our top 10 retailers for the year ended December 31, 2025.

Additionally, we have our own established, profitable DTC platform that is an essential omnichannel connection point with consumers. Our platform enables us to have direct relationships with thousands of consumers that we survey to gain valuable insights that we can leverage across our portfolio to drive growth and develop products.

A Strategically Differentiated Supply Chain

We are committed to consistently delivering delicious, high-quality products using the highest quality ingredients, sourcing, and production. We understand that any compromise of these principles could have immense implications for our brand and business, which is why we maintain strict oversight across our entire supply chain. We consider our global sourcing relationships, our knowledge of the organic supply chain, our complex manufacturing processes, and our contract manufacturing network consisting of 30 production facilities and fulfillment and raw material warehouses to be distinct competitive advantages presenting a strong barrier to entry. We believe that our role in improving childhood nutrition starts with how our food is grown, picked, and packed, which is why we carefully manage most of these processes.

We have strong business relationships with our contract manufacturers, and we work directly with them to ensure our extensive product and packaging specifications are properly implemented, which enables strict oversight of our manufacturing process. Through these arrangements and contractual agreements, our ingredients are sourced to meet our high standards and enforce rigorous quality control at every stage of production. While many food companies allow their third-party manufacturers to fully manage product formulation, blending, and packaging, we take a hybrid approach. Although we rely on our contract manufacturers for their high-pressure processing capabilities, we remain actively involved in directing and advising them throughout the formulation, blending, and packaging stages to ensure our proprietary specifications and quality standards are met. Moreover, certain of our agreements require our contract manufacturers to install specified equipment purchased by us for use in production of the applicable products. Such measures give us oversight and traceability into a critical part of our value chain, truly setting us apart in the industry, while maintaining gross margins of 42.3% for the year ended December 31, 2025, which are among the best of our public company peers.

We are committed to the highest standards of social responsibility within our supply chain. For the year ended December 31, 2025, 73.1% of our domestic ingredients came from farms certified by the Equitable Food Initiative (“EFI”), which partners with growers and retailers to create a more transparent food chain and healthier workplace for the well-being of farmers growing and harvesting our high-quality raw ingredients. According to EFI, Once Upon a Farm is the first and only consumer packaged goods company committed to source and pay premiums on fruit from EFI certified farms. We view our farmers as true partners and utilize a “follow the harvest” strategy sourcing from all over the world to ensure that we are using the freshest ingredients that are in season.

Our Industry

We operate within the large U.S. Natural and Organic Food and Beverage industry, which according to SPINS, U.S. MULO and Natural Expanded Channel data, accounted for approximately $82 billion in retail sales in the 52 weeks ended December 31, 2025. We believe approximately 38% of the U.S. market is comprised of tracked channels with the remaining 62% in untracked channels such as Costco, e-commerce, and Food Service. Our industry has been shaped by a long-term secular shift in consumer behavior towards health and wellness, and we believe that nutrition and health have never been more closely linked for U.S. consumers.

Growing consumer awareness of the health benefits of natural and organic foods has led to a significant increase in demand. Younger millennials and Generation Z consumers are increasingly prioritizing products that are organic and healthy, and these cohorts are expected to hold 47-60% of buying power by 20306. We believe that these preferences for natural and organic nutrition will continue to extend into the baby and kid aisles as these cohorts mature, increase their income, and have families.

Expecting parents and parents of infants are the highest indexing household types the Organic Trade Association refers to as “Committed Organic Consumers” (purchasing 5 or more organic categories in the last 12 months). As a result, the Baby Food category boasts the highest penetration of households purchasing organic across all categories7, providing a significant opportunity for our products. Parents have increasingly sought to prioritize the health and nutrition of their children, as ages 0-12 represent some of the most critical years for biological, cognitive, and social development, and for the prevention of negative life-long health impacts. We believe this prioritization has highlighted the prevalence of preservatives and fillers, over-processing and added sugars in kids’ packaged food, and the need for better options with simple, clean ingredients that still taste delicious and are convenient for parents. As a baby and kid nutrition company committed to providing fresh, organic, and delicious food in a sustainable and transparent manner, we believe we are well positioned to leverage these secular shifts in consumer demand as a catalyst for growth.

While our focus is specific to natural and organic, we are also seeking to capture market share from the broader U.S. Kids Food & Beverage industry, which, according to Renub Research, is projected to exceed $57 billion in sales value in 2024 and to grow at a 6.5% CAGR from 2024 to 2027. Through our portfolio of products, we are able to cover many need states spanning across functional, dairy, fruits & veggies, and snacking.

When parents are considering which brands and products to feed to their kids, the purchase decision is often dependent on brand trust and loyalty, and 65% of parents express a desire for a single childhood food brand that spans all ages8. We believe that our core values, diverse product platform, dedication to taste, and healthy products, and disciplined investments position us well to serve these consumers, benefit from industry trends, capture market share, and continue driving industry-leading growth in the coming years.

Competitive Strengths

We believe that the following strengths differentiate our brand and have built the foundation for our continued growth and stewardship of children’s nutrition:

Modern & Deeply Trusted Brand Covering Baby Through Kid

Once Upon a Farm is a modern, premium brand that has earned the trust of parents by offering simple, great-tasting, and highly nutritious organic foods that both parents and children love. Our Company mission is to drive systemic change in childhood nutrition for a happier, healthier, and more equitable world. We are addressing what we believe is an unmet need that legacy manufacturers of children’s packaged food options, especially ones kids crave the most, have historically failed to address. Many of the most popular and widely available children’s snacks contain preservatives, artificial flavors and colors, and lots of added refined sugars. We are a next generation brand providing convenient, fresh, organic, and better-for-you food options for babies and kids, that on-the-go parents trust.

6 SPINS, CPG Outlook.

7 Organic Trade Association.

8 SIVO.

Our products resonate with our consumers no matter where they shop–across aisles and channels, evidenced by our strong NPS of 45 according to a survey conducted on January 15, 2025, which leads our competitive set and reinforces the trust and favorability we have built over the years. We have a loyal base of consumers that we have cultivated over an extended period of time through repeated positive consumer interactions with our brand and products. We believe we are viewed as a ‘badge brand’ that parents gravitate towards given our brand is associated with a high standard of quality, transparency, and taste that kids love. As a result, we believe consumers are proactively sharing our brand through peer-to-peer connections because of their love for our products and their desire to share that experience with their friends and family members. We have earned the trust of parents by never compromising on our promise to them to provide healthy food choices, making Once Upon a Farm a go-to choice for playdates, parks, and busy families everywhere. However, with household penetration only at 5.1%9 as of the year ended December 31, 2025, we believe we still have so much opportunity ahead of us.

Consistently Delicious Products Made With High-Quality Ingredients

Our unwavering commitment is to create delicious products that children love using high-quality, fresh, and clean ingredients. Parents appreciate our transparency and dedication to providing products that are safe, organic, non-GMO Project Verified, contain no added sugar, and are free from artificial flavors, colors, and preservatives, as evidenced by 2025 Numerator, Verified Voices data.

Our simple and easy to understand ingredients are correctly perceived as healthy by parents, differentiating us from most category competition. Once Upon a Farm’s entire portfolio adheres to strict organic standards and is certified with the United States Department of Agriculture the (“USDA”) Organic seal.

We carefully design each product to meet the nutritional needs of different developmental stages, from a baby’s first bites to school-age snacks. Certain products are further enhanced via functionality, such as added immunity, belly, and brain health supportive ingredients. Our Immunity Blend Pouches, which contain probiotics that support immune health, and our Smart Blend Pouches, which contain Omega 3s and choline that support brain health, are the highest velocity products across our Kid & Baby Pouch portfolios10. We believe this demonstrates how parents are increasingly looking for products that are simple, clean, and that they believe can do more for their kids without sacrificing on delivering a superior taste to ensure kids want to keep coming back for more.

We understand the importance of maintaining trust with the children who consume our products and their parents, which is why we are committed to upholding our products to the highest quality standards. Our Pouches have received verification from The Clean Label Project and have earned us the Purity Award Certification, solidifying us as a top choice for parents in the category. We believe these recognitions, coupled with our repeat rates showcase our ability to strike the perfect combination of flavor, taste, and nutritional value.

Leading In-House Innovation Capabilities Redefining the Baby & Kid Food Markets

Innovation is at the core of Once Upon a Farm—we constantly seek to optimize and improve our products to provide relevant options that meet the needs of today’s families while staying true to our mission. We disrupted the industry in 2015 when we introduced our cold-pressed Pouches, for the first time providing families with nutrition-packed, fresh homemade taste without the preparation and clean-up. Our Pouches are designed for on-the-go convenience, with easy-to-use spouts, making feeding simpler and mess-free. Aside from novel formats, we continue to explore new ingredient combinations and functional benefits.

Following the launch of our core Pouches, and establishing our brand’s trust with families, we expanded our portfolio into additional categories with great success. Our first entry into snacking was via expansions into Refrigerated Oat Bars and Dry Baby Snacks, and today, new products outside of our core Pouches represent approximately 40% of our portfolio and drove 74%11 of growth contribution for the 52 weeks ended December 28, 2025. Over time, our goal is to be the go-to brand for babies, toddlers, and big kids.

9 2025 Numerator, Shopper Metrics.

10 SPINS, U.S. MULO, for the 52-week period ended December 28, 2025.

11 SPINS, U.S. MULO, for the 52-week period ended December 28, 2025.

Our new product ideation is greatly enhanced by the data and analytics we gather via our DTC platform. The direct feedback we gain from our carefully cultivated and empathetic relationships with over 13,000 subscribers as of December 31, 2025, provides us with valuable insights into their unmet needs. Leveraging these insights, coupled with ongoing product evaluation, we maintain a robust pipeline of new products, and are confident we have the team, capabilities, and most importantly, the brand to continue to lead and disrupt the industry.

Core Demographic Comprised of Loyal Consumers With Strong Brand Affinity

We relentlessly focus on being a consumer-led brand and an ally for parents. Our brand’s attributes have and continue to win over a valuable, attractive, and passionate consumer base. This connection often begins before consumers actually start buying Once Upon a Farm products. According to the Mintel, Marketing report, first time moms exhibit heightened information-seeking behaviors, especially across digital sources where they are up to 35% more likely than all moms to seek information. Once the baby arrives, the Mintel, Baby Food report indicates that 57% of parents rely heavily on recommendations from their pediatricians and 55% rely on word-of-mouth from friends and family with young children when it comes to feeding their babies. According to the same Mintel report, 76% of consumers believe that brands play a role in educating parents about nutrition. Our brand’s growing awareness, coupled with our full-funnel marketing strategies, has resulted in our brand consistently showing up as a leading name during this phase for parents.

This established trust and introduction to Once Upon a Farm creates early adoption and serves as a gateway for babies to our Kid offerings and establishes long-term brand loyalty among parents with our average consumer around 2-5 years old. As noted, we boast a strong brand NPS score, and have immensely favorable brand sentiment around product attributes such as “high quality,” “trust,” and “health/nutrition” among our purchasers according to a survey conducted January 15, 202512. By consistently delivering on our consumer expectations, we believe we have established a devoted consumer base and created a community of loyal parents who are advocates for our brand. We are fortunate to have such amazing parents in our consumer base, and hope to continue enhancing and expanding that trust for years to come.

Deep & Symbiotic Retail Relationships

We partner with the most-trafficked retailers nationally who rely on us to deliver category leading innovation, excellent growth opportunities, and a brand that draws attractive consumers into the store. Retail customers value the incremental categories we offer, the strong velocities we bring, and the resulting growth and premium margins we deliver for them. Each point of our all-commodities-volume weighted distribution (“ACV distribution”) for our leading U.S. retailers is worth 30% to 60% more today than it was just a year ago. In addition to driving foot traffic, according to management estimates, and our consumers are digitally savvy with 35% of our retail sales being made online in 2024, which is 3 times more valuable to retailers than in-store according to 84.51° Stratum.

We are the #1 brand13 driving dollar growth for retailers in the categories we play in. In the Kid Yogurt section of the dairy category, we believe our Pouches are among the primary catalysts driving accelerated total category growth. Due to our points of differentiation from the competition, we are 69% incremental to the Kid Yogurt category, according to management estimates, and 73% incremental to the Refrigerated Bar category14. We also achieved the distinction of being the #1 velocity Baby & Toddler Snack brand in the United States15, and when Dry Baby Snacks launched, according to management estimates, became 80% incremental to each of the Baby & Toddler Puffs, Melts, and Bars categories, with 50% of that from new to category households16. Additionally, our Soft-Baked Bars that launched in 2024 are now the fastest growing brand driving segment growth in the Natural / Organic Breakfast Bar category where carried, according to management estimates.

12 2025 Numerator, Brand Health Tracker.

13 SPINS, U.S. MULO, for the 52-week period ended December 28, 2025.

14 Numerator, Nine months post-June 2024 launch.

15 SPINS, U.S. MULO, for the 12-week period ended December 28, 2025.

16 Numerator, Six months post-March 2024 launch.

Difficult to Replicate, Scaled, and Global Supply Chain Network

From “farm to kid,” we have built a best-in-class and capital efficient supply chain that enables us to produce complex and differentiated products with organic, high-quality ingredients at scale. We view our farmers as true partners and we source ingredients globally using a “follow the harvest” strategy to ensure each ingredient meets our standards for quality, freshness, and availability. We employ a comprehensive quality assurance program, which includes strict supplier qualifications, audits, and thorough regular testing of raw materials and finished products. We share the results of these tests with our consumers as we know how much they value transparency. To maintain freshness year-round, we utilize a combination of fresh and IQF fruits and vegetables in our products. Additionally, we maintain requisite inventory based on demand forecasting, so that we can consistently meet our customer needs.

Our differentiated supply chain, along with our manufacturing and procurement expertise, enables us to produce products of the highest quality, which we believe will be difficult for new or incumbent competitors to replicate.

Mission-Driven Leadership Team With a Proven Track-Record, Developing a Best-in-Class Culture

We believe we have one of the most talented C-suites in the industry for a business of our size. This is purposeful, as we are building Once Upon a Farm for the future. Our leadership team has 125 years of collective experience in CPG, and most have been working closely together at the Company for over five years. The majority of our C-suite has prior experience in helping to scale disruptive, high growth brands that challenged category norms and reset industry standards.

Our Chief Executive Officer and Co-Founder, John Foraker, has over 30 years of experience in the natural and organic food industry having joined Annie’s as an investor in 1998, becoming its Chief Executive Officer when it was still a small company in 2003, growing it into an industry leader and spearheading its 2012 IPO, which was followed by its eventual sale to General Mills in 2014. John is one of our earliest investors, and in 2017, he joined us as our Chief Executive Officer to lead our endeavor to build an innovation-led children’s nutrition brand for babies and kids. Lawrence Waldman, our President and Chief Financial Officer, has over 27 years of experience in entrepreneurial CPG brands, including at Annie’s, where he was responsible for building the supply chain that fueled the successful expansion of that business and strong financial model. He joined Once Upon a Farm in November 2017 and has leveraged his know-how to build a strong and differentiated supply chain model with very favorable unit economics.

Our leadership team’s belief in our mission and shared values underpinning our organization has fostered a winning culture that prioritizes high performance, excellence in execution, talent development, trust, and open communication. The brand we’ve built, the confidence we have in our future growth, and the powerful attraction of our core mission enables us to attract best-in-class candidates across CPG and retain top talent, creating a deep bench of talent at all management levels. We further prioritize training and otherwise nurturing that talent as critical to our long-term success. We are proud of our high employee engagement scores and high retention. Our culture is the glue that holds our organization together, and as a result has made us a highly sought-after place to work. Our team is motivated by a shared goal to sustainably nourish families for years to come. As just one example of this devotion, we proudly formed our A Million Meals program in partnership with the non-profit organization, Save the Children. Through this program, we have pledged to distribute 1,000,000 nutritious meals to children in food-insecure communities in the United States. We are committed to giving kids a better start for a healthier, happier tomorrow.

Our Growth Strategies

Grow Brand Awareness To Drive Increased Household Penetration

We lead with our core values in all aspects of our business. We believe this mission-led approach resonates with our consumers and creates authentic connections, reinforcing our identity as a parent-ally brand. Kids love the taste of our products and parents love the high-quality nutritional profile and convenience we bring, resulting in repeat customers, earned trust, and brand loyalty. Parents are excited to share our products with other parents, enabling us to grow our brand awareness through word-of-mouth as parents share our story. We believe we can achieve meaningful scale in the years ahead, similar to what leading brands have accomplished during periods of category leadership. As of the last 12 months ended December 31, 2025, our household penetration per the 2025 Numerator, Shopper Metrics report was 5.1%, which is below the average household penetration of our top competitors. We believe this leaves us with significant room to deepen household penetration as we continue to grow brand awareness.

We intend to continue to expand and extend the age distribution of our end consumers upwards to establish a comprehensive baby through big kid portfolio. We will leverage our highly disruptive baby portfolio as a critical entry point and further establish ourselves as a trusted ally for parents during the crucial early stages of their baby’s development. This provides us significant runway to leverage our broader product portfolio to meet the evolving nutritional needs of babies and kids.

Our omnichannel approach meets consumers wherever they are, eliminating the need for them to shop elsewhere, which creates a formidable moat that we believe drives long-term retention and loyalty. Our DTC platform serves as an essential omnichannel connection point, enabling us to conveniently engage with parents and gain deep insights and analytics on evolving consumer preferences, allowing us to build direct and meaningful relationships with parents.

We intend to effectively engage and connect with consumers through our full-funnel, modern marketing initiatives. By creating authentic, peer-to-peer connections, we promote future sharing of our brand through word-of-mouth. This approach includes leveraging critical retail media networks, influencer programs, high-frequency national media campaigns, engaging social media, impactful sponsorships, and immersive in-store activations. Through the goodwill we have created with consumers and the connections we have established with parents, we believe we can reduce friction throughout the customer journey and push consumers through the funnel more effectively. We are confident that once consumers are introduced to our brand and our products, we can efficiently drive conversion from trials to repeat purchases, further fostering long-term loyalty.

Deepen and Expand Our Reach With Retailers

We have cultivated and continue to maintain strong and mutually beneficial relationships with our retail customers, who we believe are critical to our long-term growth strategy. We are prioritizing expanding our presence in retail locations and optimizing our distribution across all applicable stores. Our goal is to increase our distribution with current retailers by deepening our existing product assortment through increased store keeping unit (“SKU”) counts. We believe there remains significant opportunity to continue driving retail sales growth through assortment expansion within existing categories as well as potential to extend across aisles and penetrate into new categories through our product innovations.

We also intend to grow sales while amplifying the excitement of our in-store presence and expanding our in-store footprint by continuing the capital-efficient execution of our national baby cooler deployment. As of December 31, 2025, we have strategically deployed over 3,400 coolers across the nation, reflecting a compound annual growth rate of 68.0% from December 31, 2022 to December 31, 2025. Coolers play a highly disruptive role in our brand journey, serving as a key entry point into the brand for new consumer households. We are rapidly scaling our cooler program to extend our brand presence and increase our product assortment and SKU count across retailers. Our coolers can be found replacing standard shelving in the baby aisle as an endcap or free standing, and they currently feature our widest selection of pouches and baby food meals with baby positioning and nutrition designed for what we believe parents walking down the baby aisle are looking for. We estimate that there is an opportunity to expand across North America into a footprint of more than 15,000 coolers in stores. Our coolers may be owned by us or our retail customers and we typically share the cost of our branded coolers with our retail customers. Our contribution averages between $3,000 and $8,000 per unit, depending on cooler size and retailer-specific arrangements, and is generally recorded as a component of slotting fees which we recognize as a reduction in net sales. Our capital-efficient cooler program continues to demonstrate strong in-store sales performance at the point of purchase. We have an annual run-rate of approximately $12,000 in-store retail sales per cooler based on our average for the six weeks ended December 28, 2025, according to management estimates. As we have accelerated our roll-out, we have also increased the productivity of our coolers and believe there are further productivity enhancement opportunities as we scale the program and optimize our cooler placement in stores, broaden our product assortment in each cooler, increase brand awareness, and bring additional innovation. We expect our continued cooler deployment into the baby aisle to drive growth to our dairy aisle assortment, as excitement about our brand and products crosses aisles. Due to the incrementality and uplift our coolers provide, retailers are eager to partner with us on this initiative. This enables us to grow our brand with balanced capital investments, while generating high return on investment and solidifying our position as the fresh baby category leader and a key long-term growth partner for retailers.

In addition to our primary retail growth strategy of increasing depth within existing accounts, we believe there is significant opportunity to increase e-commerce retail sales and expand into new retail customers and international markets.

Continue Innovation-Led Category Disruption

Our belief in the high demand for nutritious and delicious foods for babies through kids is reinforced by the success of our core portfolio and our track-record of carefully expanding and enhancing our offerings. For example, we have introduced more than 110 new products from new product lines since 2023. These new products are also quickly gaining market share as evidenced by the top three performance of our Dry Baby Snack SKUs within 6 months after launching, according to SPINS, U.S. MULO data17. Our strategic approach to product innovation contributes to complementary performance of our products across aisles. According to management estimates regarding consumer purchasing behavior of our products, approximately 48% of households buying our Refrigerated Kid products cross-shop our products across additional categories where available, ultimately resulting in larger baskets, benefiting both our brand and our retail customers.

Our goal is to continue meeting the evolving needs and preferences of our consumers. We are witnessing a growing demand for functional baby and kid nutritional offerings due to the prevalence and rise of health and wellness trends. Leveraging the direct connections with parents built through our DTC website and our extensive consumer analytics, we believe we have the platform to enhance and expand our existing portfolio to fulfill these unmet needs and preferences. This includes building out our functional portfolio across formats, temperature states, and key elements such as protein, brain health support, and gut health support, which not only provide parents the functionality they are looking for but also satisfy the cravings of babies and kids.

Innovation is at the core of our Company, and we constantly strive to create new products that align with our core values and mission of providing tasty, fresh, and organic food to families without compromise. By leveraging our established reputation and trust with families, led by our disruptive baby portfolio, we can strategically deliver innovative products to older kids. This will expand our brand and extend the lifetime value of our core consumers. We believe there are several high-potential adjacent categories where we can leverage our tested brand standards for ingredients, nutrition, and taste, to provide consumers with new and improved choices across the kid’s lunchboxes. We have also developed a robust pipeline to serve key needs that we believe will make Once Upon a Farm a one-stop-shop for all things baby. We are confident that through innovation in new products, product line extensions, and packaging types, we will continue to drive meaningful growth for our Company.

Drive Sustained, Profitable Growth

We have made significant investments into building out our infrastructure to support balanced long-term growth and to enhance the profitability of our core operating model as we grow. Our gross margins for the years ended December 31, 2025, 2024, and 2023 were 42.3%, 43.6% and 41.1%. Our ongoing optimization efforts have already delivered over $25 million in annual savings. Our investments include assembling best-in-class talent from high-growth, CPG, and public company backgrounds, implementing strategic sales management principles, building scalable information and technology systems, and establishing a “follow the harvest” global procurement network. These investments are designed to drive execution of our growth strategy and significant operating leverage to our model as we continue to grow. We believe we have been able to reduce final-mile delivery costs by more than 26% in the last three years while maintaining a responsive, customer-first experience.

Additionally, we have developed a scalable production platform with partners who understand and believe in our brand, share our commitment to quality, and have invested alongside us to support our growth. These investments in expanded capacity and operational efficiency have been integral to our margin expansion efforts, and we believe they will continue to be so in the future. With our extensive experience and expertise in manufacturing and procurement, developed in collaboration with our trusted partners, we believe we are well-positioned to consistently deliver the highest quality, premium products to our consumers while also ensuring profitability and sustainability for Once Upon a Farm.

17 Numerator, Six months post-March 2024 launch.

As we extend our presence with existing retail customers, we believe there is also opportunity to further increase our operating margins. The strength of our brand and ability to efficiently deliver industry-disrupting products to our consumers have consistently resulted in attractive and expanding gross margins.

We expect our highly disciplined financial model and leading gross margin profile to be significant drivers of value going forward.

Our Product Quality and Safety

We go to great lengths to ensure product quality, consistency, and safety from ingredient sourcing to finished product by enforcing strict supplier qualifications, audits, and thorough, regular testing of all raw materials and finished products. Through routine third-party testing and our conscious partnership with the Clean Label Project, we work to ensure our products meet rigorous standards and limitations for heavy metals, pesticides, and plasticizers. Additionally, a majority of our materials come from partnerships with trusted farmers that we source, who prioritize high-quality organic ingredients. We also work closely with our high-quality co-manufacturers and maintain strong oversight of the production of our products. We collaborate with highly skilled food safety and quality assurance personnel consisting of quality assurance supervisors, specialists, analysts, and quality technicians with significant experience in food production, including specialized processes like high, cold pressure processing. In addition, in late 2024, to prevent against any future potential product contaminations, we increased the frequency and breadth of our finished product testing, began utilizing high-pressure processing for certain of our frozen product lines as an additional precautionary measure, and implemented a more robust monitoring program to identify potential problems prior to our products reaching the shelf.

Our co-manufacturers’ production processes are built to meet validated, science-based food safety and quality standards, aligned with regulatory requirements and industry best practices. Each facility maintains detailed quality plans that outline procedures for monitoring critical control points, calibrating equipment, recording production and sanitation data, and executing corrective and preventive actions as needed. We implement a positive release protocol whereby no finished product can be released for shipment until all required documentation, control point records, and, if required, laboratory test results have been reviewed and approved by appropriate quality assurance personnel. Prior to the start of production, quality assurance personnel perform pre-operational swabbing to verify that surfaces are free from potential environmental or allergen contaminants. We believe that these rigorous quality systems and preventive controls help ensure product integrity and support regulatory compliance.

Customers & Distributors

We market and sell our products throughout North America, generating the vast majority of our sales in the United States. We currently sell our products to end customers through retail channels, which include more than 20,000 traditional brick-and-mortar retail stores, e-commerce platforms, and delivery platforms, as well as directly to consumers through our DTC platform. Our retail customers include grocery stores, large national retailers and clubs, and natural and specialty food stores, and the e-commerce platforms that they operate. We believe there are attractive growth prospects for us across all of these channels as we continue increasing distribution and household penetration.

Grocery: Our customers in this channel include large national retailers such as Kroger, Publix, Wegmans, Wakefern, and Albertsons/Safeway.

Mass: Our customers in this channel include large national retailers such as Walmart and Target.

Club: Our customers in this channel include national retailers such as Costco, Sam’s Club, and BJ’s.

Natural/Specialty: Our customers in this channel include large national retailers such as Whole Foods Market and Sprouts Farmers Market, as well as regional natural chains and independent natural foods cooperatives.

E-commerce: Our customers in this channel purchase our products online through our own DTC platform or through third-party e-commerce and delivery platforms such as Instacart, Amazon, and Thrive Market.

We sell our products directly to retailers and through distributors. We use both an internal national sales force with national and regional account management as well as brokers to support our sales effort. A relatively limited number of customers account for a large percentage of our revenue. Four customers who purchase directly from us accounted for approximately 61% of our net sales for the year ended December 31, 2025. See Part I, Item 1A. “Risk Factors—Risks Relating to Our Business and Industry—The loss of a significant customer, certain actions or requirements by a significant customer, or financial difficulties of a significant customer could adversely affect our results of operations.”

Raw Materials

We maintain a USDA Certified Organic Standard across our portfolio and aspire toward the highest standards in social responsibility for the materials we source. Raw materials used in our business consist of ingredients and packaging materials that we source primarily from suppliers in the United States, South/Central America, and Mexico. According to management estimates, approximately 40% of our ingredients are sourced from foreign suppliers, while approximately 98% of our packaging materials are sourced domestically. We have rigorous standards for food quality and safety to ensure responsible sourcing of our raw materials and packaging in accordance with these standards. According to management estimates, approximately 73.1% of our domestic ingredients are sourced from farms certified by EFI, which collaborates with produce growers to enhance transparency in the food chain, improve quality, and promote healthier workplaces by recognizing and honoring that the skills and contributions of farmworkers create healthier work environments and produce safer food. Our ingredients are generally available in adequate quantities from multiple suppliers.

Marketing & Advertising

Our marketing strategy is designed to solidify our brand’s positioning as a leading source of childhood nutrition with a deep connection to our consumers built on trust, quality, transparency, and authenticity. We use a multi-faceted, consumer-driven approach that spans social media, traditional marketing, and national media campaigns that are focused on driving consumer awareness and mental availability. We aim to not only increase brand awareness and household penetration but also to educate parents about our product offerings and the benefits of organic foods and snacks for children.

We engage and connect with consumers through our full-funnel, modern marketing initiatives. By creating authentic, peer-to-peer connections, we promote future sharing of our brand through word-of-mouth. This approach includes leveraging critical retail media networks, celebrity backing, influencer and ambassador programs, high-frequency national media campaigns, engaging social media, impactful partnerships, and sponsorships and immersive in-store activations. We are confident that once consumers are introduced to our brand and our products, we can efficiently drive consideration and conversion from trials to repeat purchases, further fostering long-term loyalty.

Our in-store coolers also serve as local points of advertisement in retail stores through a “billboard effect” of branding on shelf. The majority of our coolers are exclusive to our product.

Competition

We operate in a highly competitive environment. Our products compete with large conventional packaged foods companies as well as natural and organic packaged foods companies. Large conventional packaged foods competitors include Nestle S.A., Danone, General Mills, Inc., Mondelez International, Inc., and Lactalis. Natural and organic packaged foods competitors include The Hain Celestial Group, Inc., The Hero Group, Sun-Maid Growers of California, Serenity Kids, Cerebelly, Little Spoon, Clio, Mid-day Squares, Mooski, YUMI, and Little Bellies.

Some of our competitors enjoy significantly greater resources. Given the North American retail landscape is dominated by large retailers, with limited shelf space and a significant number of competing products, competitors actively support their brands through marketing, advertising, promotional spending, and discounting.

Competitive factors in the packaged foods industry include product quality and taste, brand awareness and loyalty, product variety, interesting or unique product names, product packaging and package design, shelf space, reputation, price, advertising, promotion, and nutritional claims. We believe that we currently compete effectively with respect to each of these factors.

Human Capital Resources

Attracting and retaining talent at all levels is vital to continuing our success. We promote the work-life balance of our employees, as we invest in our employees through high-quality benefits and various health and wellness initiatives. As of December 31, 2025, we had 153 employees, substantially all of whom work remotely on a permanent basis. We continue to believe this commitment to, and cultivation of, a remote workforce has enabled us to attract top talent across the country, and it has had a positive impact on employee retention and engagement. To further incentivize and engage our workforce, we provide our employees with competitive compensation. All of our full-time employees are eligible for health insurance, life insurance, paid parental leave, volunteer leave, 401(k) matching, incentive equity compensation, and technology and wellness stipends. None of our employees are represented by a labor union or by any collective bargaining arrangements with respect to their employment with us.

Our leadership team’s belief in our mission and shared values underpinning our organization has fostered a winning culture that prioritizes high-performance, excellence in execution, talent development, trust, and open communication. We believe that the combination of the brand we’ve built, the confidence we have in our future growth, and the powerful attraction of our core mission has enabled us to attract best-in-class candidates across CPG and retain top talent, creating a deep bench of talent at all management levels. We further prioritize training and otherwise nurturing that talent as critical to our long-term success. We are proud of our high employee engagement scores and best-in-class retention statistics. Our culture is the glue that holds our organization together, and as a result, has made us a highly sought-after place to work. Our team is motivated by a shared goal: to sustainably nourish families for years to come. As just one example of this devotion, we proudly formed our A Million Meals program in partnership with the non-profit organization, Save the Children. Through this program, we have pledged to distribute 1,000,000 nutritious meals to children in food-insecure communities in the United States.

Seasonality

Historically, we have experienced greater revenue growth in the first and third fiscal quarters than in the second and fourth quarters, driven by dairy section category resets in the first quarter and customer merchandising and promotional activities around the spring season and back-to-school period in the third quarter. As a result, inventory levels and working capital requirements typically increase in the second and fourth quarters to support the anticipated higher sales in the following quarters. We expect this seasonal impact on revenue and working capital to continue. Accordingly, our results of operations for any particular quarter are not indicative of the results we expect for the full year.

Trademarks and Other Intellectual Property

We believe that our intellectual property has substantial value and has contributed significantly to the success of our business to date. In particular, we believe that our trademarks and service marks are important to our marketing efforts to develop brand recognition, differentiate our products from those of our competitors, and reinforce consumers’ favorable perception of our products. We own a number of trademarks and service marks that have been registered, or for which applications are pending, with the United States Patent and Trademark Office, including, among others, Once Upon a Farm, A Better Story Starts Here, Tractor Wheels, Where Good Eaters Grow, and Farm-Fresh Taste Grows Here. Certain of our marks are also registered in foreign jurisdictions, including, among others, Canada, Mexico, the United Kingdom, and the European Union. We also own the Internet domain names uponafarm.com and onceuponafarmorganics.com, among others.

We are continually enhancing our proprietary formulas and refining processes across our products and manufacturing operations. Our competitive position relies on unpatented proprietary innovations, technical expertise, specialized know-how, recipes, formulations, and other trade secrets. These assets enable us to develop new products, improve operational efficiencies, and differentiate ourselves in the marketplace.

Government Regulation

Along with our co-packers, co-manufacturers, distributors, and suppliers, we are subject to extensive laws and regulations in the United States by federal, state, and local government authorities, including registration and licensing requirements for our facilities, enforcement of standards for our products and facilities by state and local health agencies, regulation of our trade practices in connection with selling our products, and all other matters that impact food safety regulation. In the United States, the federal agencies governing the manufacture, distribution and advertising of our products include, among others, the Food and Drug Administration (the “FDA”), the USDA, the Federal Trade Commission (“FTC”), the Consumer Product Safety Commission, the Occupational Safety and Health Administration and the Environmental Protection Agency. Under various statutes, these agencies, among other things, prescribe the requirements and establish the standards for quality and safety and regulate our marketing and advertising to consumers.

Certain of these agencies, in certain circumstances, must not only approve our products, but also review the manufacturing processes and facilities used to produce these products before they can be marketed in the United States. Among other things, the facilities in which our products are manufactured or processed must register with the FDA and/or the USDA, comply with current good manufacturing practices and comply with a range of food safety and labeling requirements established by the Federal Food, Drug, and Cosmetic Act of 1938, as amended by the Food Safety Modernization Act of 2011 (“FSMA”), the Organic Foods Production Act of 1990, and the Agricultural Marketing Act of 1946, among other laws implemented by the FDA, the USDA, and other regulators. The FDA and the USDA have the authority to inspect these facilities depending on the type of product involved. Relatedly, we are subject to governmental scrutiny of and public awareness regarding food safety and the sale, packaging, and marketing of natural and organic products. For example, “Proposition 65, the Safe Drinking Water and Toxic Enforcement Act of 1986,” in California exposes all food companies to the possibility of having to provide warnings on their products in that state. As a baby food company, we are also subject to Assembly Bill 899 in California, which requires manufacturers of baby food to (i) test and disclose the levels of four toxic elements (arsenic, cadmium, lead, and mercury) that may be present in baby food and (ii) meet particular labeling requirements.

Additionally, we are subject to requirements under FSMA’s foreign supplier verification program and import tariffs, bond and other requirements by U.S. Customs and Border Protection for supply for certain of our ingredients, which we may import from South and Central America and Mexico, among other regions outside of the United States. The FDA and the USDA also require that certain nutrition and product information appear on our product labels and, more generally, that our labels and labeling be truthful and non-misleading. Similarly, the FTC requires that our marketing and advertising be truthful, non-misleading, and not deceptive to consumers. We are also restricted from making certain types of claims about our products, including nutrient content claims, health claims, organic claims, and claims regarding the effects of our products on any structure or function of the body, whether express or implied, unless we satisfy certain regulatory requirements. Internationally, we are subject to the laws and regulatory authorities of the foreign jurisdictions in which we manufacture and sell our products, including the Canadian Food Inspection Agency.

We are also subject to labor and employment laws, laws governing advertising, privacy laws, safety regulations and other laws, including consumer protection regulations. Our operations, and those of our co-manufacturers, co-packers, distributors, and suppliers, are subject to various laws and regulations relating to environmental protection and worker health and safety matters. We monitor changes in these laws and believe that we are in material compliance with applicable laws.

Public Benefit Corporation Status

As a demonstration of our long-term commitment to our mission to offer delicious and nutritious snacks and meals for children of all ages, we elected in March 2021 to be treated as a public benefit corporation under Delaware law.

Under Delaware law, a public benefit corporation is required to identify in its certificate of incorporation the public benefit or benefits it will promote and its directors have a duty to manage the affairs of the corporation in a manner that balances the pecuniary interests of the corporation’s stockholders, the best interests of those materially affected by the corporation’s conduct, and the specific public benefit or public benefits identified in the public benefit corporation’s certificate of incorporation. Public benefit corporations organized in Delaware are also required to assess their benefit performance internally and to deliver a report to stockholders at least biennially, detailing their success in meeting their benefit objectives.

As provided in our amended and restated certificate of incorporation (the “certificate of incorporation”), the public benefits that we promote, and pursuant to which we manage our Company, are: (i) driving improvements in childhood nutrition for a healthier and happier planet; (ii) committing to a portfolio of products and an innovation pipeline that leads in how it approaches access, nutrient excellence, and changing the fresh snacking marketplace; (iii) working across our industry on recyclability initiatives and investing in renewable energy sources while continuing to implement improved sustainability measures across its organization; and (iv) supporting and championing farmers, organic foods, sustainable agriculture, and community engagement.

Available Information

Our internet website address is www.onceuponafarmorganics.com. The contents of our website are not deemed to be part of this Annual Report on Form 10-K or any other filings with the U.S. Securities and Exchange Commission (“SEC”). Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports are available free of charge on our Investor Relations website at https://ir.onceuponafarmorganics.com as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. These filings are also available at the SEC’s website, www.sec.gov.

Item 1A. Risk Factors.

Our business, results of operations, and financial condition are subject to numerous risks and uncertainties. You should carefully consider the following risk factors together with the financial and other information contained in this Annual Report on Form 10-K and in our other public disclosures. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect us. If any of the following risks actually occurs, our business, financial condition, results of operations, cash flows, and prospects could be materially and adversely affected. As a result, our future results could differ materially from historical results and from guidance we may provide regarding our expectations of our future financial performance, and the trading price of our common stock could decline.

Risk Factors Summary

Some of the most significant risks we face are the following:

•
We may suffer adverse public relations, need to recall our products and experience product liability claims if our products are contaminated, alleged to be contaminated or are rumored to have adverse effects, or if our products are alleged to cause illness or injury.
•
Factors outside of our and our suppliers’ control that disrupt our operations or impact the inputs, commodities, and ingredients that we use in our business.
•
The failure to manage our supply chain effectively, including inventory levels and transportation services.
•
The availability of natural, plant-rich, and organic ingredients.
•
Our ability to protect personal, proprietary, and confidential information and prevent security incidents.
•
Damage to the reputation of the Company, products, our management team, or co-founders.
•
Adverse weather conditions, natural disasters, pestilence, climate change, and other conditions beyond our control that could disrupt our operations.
•
The failure to retain and motivate our management team or other key team members, including our co-founders.
•
We rely on a limited number of independent contract manufacturers and suppliers, including co-packers, for certain equipment, ingredients, and packaging materials.
•
The loss of a significant customer.
•
Changing consumer preferences, perceptions, and spending habits.
•
The failure to successfully pursue growth or implement our growth strategy on a timely basis or at all.
•
Disruptions in the worldwide economy.
•
The inability to compete successfully in our highly competitive markets.
•
Any damage or disruption at any facility where our finished goods inventory is located.
•
Many of our customers are not obligated to continue purchasing products from us.
•
If our growth strategy related to the deployment of coolers proves to be unsuccessful or the operating capacity of our coolers is harmed.
•
Our ability to expand existing customer relationships and acquire new customers.
•
If our estimated market opportunity proves to be inaccurate.

•
A failure of our enterprise resource planning system or deficient information sharing capabilities.
•
The sufficiency and effectiveness of our marketing and trade spending programs and whether we are able to develop and maintain our brand.
•
The fluctuation in our business as a result of promotional activities and seasonality.
•
Our ability to implement initiatives to improve productivity and streamline operations to control or reduce costs.
•
Our ability to achieve or sustain profitability.
•
We are subject to significant governmental regulation.
•
Failure by our network of farms, suppliers of raw materials, co-packers, or co-manufacturers to comply with food safety, environmental or other laws and regulations, or with the specifications and requirements of our products.
•
The ability of our information technology systems, including artificial intelligence (“AI”) technologies, to perform adequately and accurately.
•
Changes in tax laws.
•
Our ability to generate sufficient cash to service all of our indebtedness.
•
Our status as a public benefit corporation may not result in the benefits that we anticipate.
•
Our focus on a specific public benefit purpose and our ability to produce a positive effect for society.
•
Our duty to balance a variety of interests as a public benefit corporation, which may result in actions that do not maximize stockholder value.
•
The market price of our common stock may be volatile or may decline steeply or suddenly regardless of our operating performance.
•
An active trading market for our common stock may never develop or be sustained.
•
The incurrence of increased costs as a result of operating as a public company.
•
We have reduced disclosure requirements as an “emerging growth company.”
•
Provisions in our certificate of incorporation and bylaws (our “bylaws”), could make a merger, tender offer, or proxy contest difficult, thereby depressing the trading price of our common stock.

Risks Relating to Our Business and Industry

If our products are contaminated, alleged to be contaminated or are rumored to have adverse effects, or if our products are alleged to cause illness or injury, be mislabeled, or misbranded or fail to comply with governmental regulations, we may suffer adverse public relations, need to recall our products and experience product liability claims.

The sale of food products involves the risk of illness or injury to consumers. Such illness and injury may result from inadvertent mislabeling, tampering by unauthorized third parties, product contamination, food-borne illnesses, allergens, or spoilage. We believe our consumers rely on us to provide them with high-quality natural and organic food products. Concerns regarding the ingredients used in our products, the safety or quality of our products, or our supply chain may cause consumers to stop purchasing our products, even if the basis for the concern is unfounded, has been addressed, or is outside of our control. There can be no assurance that our products, many of which contain ingredients that we buy from third-party suppliers, will always comply with the standards set for our products. For example, genetically modified organisms may contaminate our products (including through cross-pollination) and not be easily detected, a potential issue that may be exacerbated if we are unable to trace the affected raw materials to their supplier lots. While we are subject to governmental inspection and regulations and believe our facilities and those of our co-manufacturers and suppliers, including co-packers, comply in all material respects with all applicable laws and regulations, if ingredients or materials used for our products are alleged or proved to include contaminants that affect the safety or quality of our products or are otherwise rumored to have adverse effects, for any reason, we may need to find alternate ingredients or materials for our products, delay production of our products, or discard or otherwise dispose of our products, which could adversely affect our results of operations.

We have in the past and may in the future be exposed to product recalls, including voluntary recalls or withdrawals, and adverse public relations if our products are alleged to cause illness or injury or if we are alleged to have mislabeled or misbranded our products or otherwise violated governmental regulations. We may also voluntarily recall or withdraw products that we consider below our standards, whether for taste, appearance or otherwise, in order to protect our brand’s reputation. Product recalls or withdrawals can result in substantial and unexpected expenditures, destruction of product inventory, and lost sales due to the unavailability of the product for a period of time, which could reduce profitability and cash flow. In addition, a product recall or withdrawal may require significant management attention. As an example, in June 2024 we initiated a voluntary recall of a single product due to potential Listeria contamination, which we discovered after conducting routine finished product testing. See Part I, Item 1. “Business—Our Product Quality and Safety.” Although we received no reports of harm to customers as a result of this potential contamination, this recall resulted in diversion of management time to identify and remediate the issue. Product recalls, product liability claims (even if unmerited or unsuccessful), or any other events that cause consumers to no longer associate our brand with high-quality may also result in adverse publicity or legal challenges, harm our reputation and hurt the value of our brand, lead to a decline in consumer confidence in and demand for our products, and lead to increased scrutiny, fines, or other penalties by federal and state regulatory agencies of our operations, which could have a material adverse effect on our business, financial condition, and results of operations. For example, despite our rigorous testing for heavy metals (e.g., arsenic, cadmium, lead, and mercury), and our robust programs to ensure compliance with food safety laws and regulations, such as Assembly Bill 899 in California, we may fail to adequately detect such toxins before our products reach the shelf, which could subject our products to a recall, and may negatively impact consumer perception of our products and our reputation.

We also may be subject to product liability claims and adverse public relations if consumption or use of our products is alleged to cause injury or illness, and our insurance may not be adequate to cover all liabilities we may incur in connection with product liability claims. For example, punitive damages are generally not covered by insurance. In addition, we may not be able to continue to maintain our existing insurance, obtain comparable insurance at a reasonable cost, if at all, or secure additional coverage (which may result in future product liability claims being uninsured). A product liability judgment against us or an agreement to settle a product liability claim could also result in substantial and unexpected expenditures, which would reduce profitability and cash flow. In addition, even if product liability claims against us are not successful or are not fully pursued, these claims could harm our brand’s image, be costly and time-consuming and may require management to spend time defending the claims rather than operating our business. From time to time, we have and may continue to be subject to claims from competitors or consumers, including consumer class actions, alleging that our product claims are deceptive, such as products being mislabeled or misbranded. For example, we have had legal claims brought against us in California for our use of the phrases “4g Plant Protein,” “Omega-3’s,” and “Excellent Source of Choline” in describing certain of our products. These claims were ultimately resolved and settled for an immaterial amount. In addition, we have been named in a putative nationwide class action lawsuit by plaintiffs alleging that our Wild Rumpus Avocado pouch (which is a blend of organic pineapple, banana, apple, avocado and mint) should be described solely as a “Fruit Blend” rather than a “Fruit & Veggie Blend.” Regardless of their merit, these types of claims can require significant time and expense to investigate and defend. Whether or not a false marketing claim is successful, such assertions could have an adverse effect on our business, financial condition, and results of operations, and the negative publicity surrounding them could harm our reputation and brand.

Adverse publicity about the quality or safety of our products, whether or not ultimately based on fact, may discourage consumers from buying our products and have an adverse effect on our brand, reputation, and operating results, particularly if our products are perceived as posing illness or risk of injury to children. We have no control over our products once purchased by consumers. Accordingly, consumers may fail to refrigerate our products or store our products for long periods of time, which may adversely affect the quality of our products. If consumers do not perceive our products to be of high-quality, our reputation and the value of our brand could be diminished, and our business, financial condition, and results of operations would be adversely affected. Any loss of confidence on the part of consumers in the ingredients used in our products or in the safety and quality of our products would be difficult and costly to overcome. Further, the growing use of social and digital media by us, our consumers, and third parties increases the speed and extent that information or misinformation and opinions can be shared. Negative publicity about us, our brand, or our products on social or digital media could seriously damage our brand and reputation. If we do not maintain a favorable perception of our brand, our business, reputation, financial condition, and results of operations could be adversely affected. Any such adverse effect on our business, reputation, results of operations, or financial condition could be exacerbated by our position in the market as a socially conscious, Clean Label Project-certified purveyor of high-quality natural and organic food products and may significantly reduce our brand value.

The inputs, commodities, and ingredients that we require are subject to macroeconomic factors, government regulation, and other factors outside of our and our suppliers’ control, including, but not limited to, price increases, inflationary and interest rate pressures, tariffs, trade wars, product or agricultural industry labor shortages, livestock disease or pestilence, any of which could adversely affect our results of operations.

Prices for our inputs, commodities, and ingredients that we use may be volatile, and we may experience shortages in these items due to factors beyond our control, such as commodity market fluctuations, animal feed and plant fertilizer costs, availability of supply, increased demand (whether for the item we require or for other items, which in turn impacts the item we require), weather patterns and conditions, natural disasters, the effects of climate change, currency fluctuations, inflationary and/or interest rate pressures, governmental programs and regulations (including import restrictions), trade and tariff policies, agricultural programs or issues, energy programs, geopolitical concerns, including the ongoing conflict between Ukraine and Russia, labor strikes and shortages, the financial health of our suppliers, and pandemics or other outbreaks of contagious diseases. For instance, in recent years, we have experienced elevated commodity and supply chain costs, including the costs of raw materials, packaging, labor, energy, fuel, freight, and other inputs necessary for the production and distribution of our products, and we expect elevated levels of inflation to continue in 2026. Such elevated commodity and supply chain costs and inflation levels did not have a material impact on our results of operations for the years ended December 31, 2025 or 2024. Our ability to meet our needs for these inputs while controlling for the applicable costs is subject to external factors, such as employment levels, prevailing wage rates, minimum wage legislation, changing demographics, health and other insurance costs, and governmental labor and employment requirements. See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors Affecting our Performance—Macroeconomic Uncertainty and Supply Chain Costs.”

Uncertainty around potential tariffs, embargoes, or similar restrictions could cause disruption in our supply chain, whether or not any such tariffs, embargoes, or similar restrictions are ultimately enacted, and could have a negative material impact on our business and our profitability. For example, in 2025, the U.S. presidential administration announced the imposition of tariffs on numerous countries that trade with the United States. As the implementation of tariffs is ongoing, more tariffs may be added in the future and countermeasures may be adopted by other countries. The imposition of certain of these tariffs remains uncertain as the situation is dynamic and rapidly evolving. If allowed to become or remain effective, these or any new or increased tariffs or resultant trade wars could have an adverse effect on us or on our suppliers, which could lead to significant increases in the costs of materials, and as a result could negatively impact our results of operations, cash flow, and financial condition. New or increased tariffs could also negatively affect U.S. national or regional economies or lead to increased inflation or a recession, which also could negatively impact our sales growth, and our business and results of operations. Any tariffs or other barriers to trade affecting Mexico and South America in particular, two regions from which we source a significant portion of our key fruit and vegetable ingredients, could lead to, among other things, shortages and higher cost of procurement, and could negatively impact our business and profitability.

Further, our freight costs have increased and may continue to increase due to factors such as inflation and increased demand, labor shortages, increased fuel costs, limited carrier availability, increased compliance costs associated with new or changing government regulations, pandemics, or other outbreaks of contagious diseases. Higher prices for natural gas, propane, electricity, and fuel may also increase our ingredient, production, and delivery costs. Historically, the prices of certain of our raw materials, energy, and other supplies used in our business have fluctuated widely. In addition, we have experienced shortages of certain of our raw materials, which result in us paying increased costs for such inputs and impact our ability to produce our products. Production delays could lead to reduced sales volumes and profitability, as well as loss of market share. The prices charged for our products may not reflect changes in our input costs at the time they occur, or at all. Accordingly, changes in input, commodity, and ingredient costs may limit our ability to maintain existing margins and may have a material adverse effect on our business, financial condition, results of operations, and cash flows. If we are not able to implement our productivity initiatives, lock in prices on quantities required to meet our anticipated production requirements or increase our product prices to offset price increases of our inputs, commodities, and ingredients, consumers may shift to lower priced product offerings, or may forego some purchases altogether, which would adversely affect our results of operations. Our competitors may be better able than we are to implement productivity initiatives or effect price increases or to otherwise pass along cost increases to their customers. Moreover, if we increase our prices in response to increased costs, we may need to increase marketing spending, including trade promotion spending, in order to retain our market share. Such increased marketing spending may significantly offset the benefits, if any, of any price increase and materially and adversely impact our business, financial condition, and results of operations.

If we do not manage our supply chain effectively, including inventory levels and transportation services, our business, financial condition, and results of operations may be adversely affected.

Our supply chain is complex and critical to our ability to manufacture, package, transport, and sell products. The inability of any supplier, co-packer, co-manufacturer, third-party distributor, or transportation provider to deliver or perform for us in a timely or cost-effective manner for any reason could cause our operating costs to increase and our profit margins to decrease. We must continuously monitor our inventory and product mix against forecasted demand or risk having inadequate supplies to meet consumer demand and customer expectations, as well as having too much inventory on hand that may reach its expiration date and become unsaleable. In addition, if we are unable to maintain and develop our processing, manufacturing, and production capacity as we continue to grow and scale our business, we may face higher rates of out of stock products, which may result in customer order cancellations and overall customer dissatisfaction, and may cause us to lose certain opportunities or damage our relationships with our retail customers. If we are unable to manage our inventory levels effectively and ensure that our products are available to meet consumer demand and customer expectations or requirements, our operating costs could increase and our profit margins could decrease.

Further, changes in the availability and cost of freight may affect our supply chain and ultimately the pricing and availability of our products. We use third-party transportation providers for our product shipments and rely on a limited number of primary providers for almost all of our shipments. Transportation services include scheduling and coordinating transportation of finished products to our customers, shipment tracking, and freight dispatch services. Our use of transportation services for shipments is subject to risks, including increases in fuel prices, which would increase our shipping costs and employee strikes and inclement weather, which may impact the ability of providers to provide delivery services that adequately meet our shipping needs, including keeping our products adequately refrigerated during shipment. Any such change could cause us to incur costs and expend resources. Our failure to successfully manage our logistics and fulfillment processes could cause a significant disruption in our supply chain. Moreover, in the future, we may not be able to obtain terms as favorable as those we receive from the third-party transportation providers that we currently use, which in turn would increase our costs and thereby adversely affect our business, financial condition, and results of operations. In addition, given our continued growth, we may be unable to locate other third-party transportation providers with favorable terms or at all, which could prevent us from meeting increased customer demand and harm our business.

Our future results of operations may be adversely affected by the availability of natural, plant-rich, and organic ingredients.

Our ability to ensure a continuing supply of natural and organic ingredients used in certain of our products at competitive prices depends on many factors beyond our control, such as the number and size of farms that grow natural and organic crops, climate conditions, increased demand for natural and organic ingredients by our competitors for these scarce ingredients, global unrest, changes in national and global economic conditions, and currency fluctuations. If our supplies of natural and organic ingredients are reduced, we may not be able to find enough supplemental supply sources on favorable terms, if at all, which could impact our ability to supply products to our customers and adversely affect our business, financial condition, and results of operations.

We are subject to cybersecurity risks and may incur increasing costs in an effort to minimize those risks, which efforts may or may not be effective. Security incidents may result in legal and financial exposure and reputational harm.

In the course of our business, we collect and process information, including personal, proprietary, and confidential information, from our customers, employees, suppliers, and others, including personal identification information.

While we take steps designed to ensure the security of such information and of our information technology systems, such measures may not be adequate to prevent disclosure or loss of such information or unauthorized access to or compromise of such systems or the data that is stored or processed by these systems. We also rely on third-party service providers to secure certain information technology systems and our data. Security incidents (including but not limited to, successful phishing attacks, ransomware attacks, denial-of-service attacks, and computer malware) are prevalent in our industry and could disrupt our business operations and expose us to a risk of loss or misuse of this information, litigation, liability, and reputational harm. We, or third-party service providers on whom we rely, may not successfully anticipate, or prevent rapidly-evolving types of cybersecurity threats, including those generated by AI, and our or their security measures may not be adequate to prevent attacks. Attacks may be targeted at us, our customers, and suppliers or others who we have entrusted with our information. Actual or suspected cyber-attacks may disrupt our business operations and cause us to experience reduced sales volume and to incur increasing costs, including costs to deploy additional personnel and protection technologies, provide additional training for employees, engage third-party experts and consultants, make notifications to governmental bodies and affected individuals and provide remedial measures (such as credit monitoring) to such individuals, and may subject us to fines or litigation. In addition, data and security breaches can also occur as a result of non-technical issues, including breach by us, our employees or by persons with whom we have commercial relationships that result in the unauthorized release of personal or confidential information. Furthermore, the increased use of smartphones, tablets, and other wireless devices, as well as our remote-first work-from-home arrangements for a substantial portion of our corporate employees, may heighten these and other operational risks. Any compromise or breach of our security, or those of our third-party service providers, could result in a violation of applicable privacy and other laws, including federal, state, and foreign laws, which could result in significant legal and financial exposure and a loss of confidence in our security measures, which could have an adverse effect on our business, reputation, financial condition, and results of operations.

If our reputation or the reputation of our products, management team, or co-founders erodes significantly, it could have a material impact on our business.

Our financial success is directly dependent on the perception of us and our products, management team, and co-founders, including Jennifer Garner, among our customers, consumers, employees, and other constituents. Our results could be negatively impacted if we, our products, or any of our management members or co-founders suffer substantial reputational damage due to any number of reasons, including real or perceived issues related to the quality or safety of our products, employee relations, or our governance and sustainability practices. In particular, we believe the success of our brand depends in part on our ongoing affiliation with Jennifer Garner.

In addition, if our public partners face negative scrutiny from certain constituencies, or are subject to private investigations or public inquiries, this in turn may damage our reputation. Further, the growing use of social media by consumers has greatly increased the speed and extent that information or misinformation and opinions can be shared. Negative posts or comments about us, our management team, co-founders, public partners, or products on social media could seriously damage our brand and reputation. Additionally, negative reactions to our marketing and advertising, including our social media content, could result in damage to our products and reputation.

Adverse weather conditions, natural disasters, pestilences, global or local pandemics, climate change, and other conditions beyond our control can disrupt our operations, which can adversely affect our business, financial condition, and results of operations.

Our ability to ensure a continuing supply of natural and organic ingredients used in certain of our products at competitive prices depends on many factors beyond our control, such as the number and size of farms that grow natural and organic crops, climate conditions, increased demand for natural and organic ingredients by our competitors for these scarce ingredients, global unrest, changes in national and global economic conditions, and currency fluctuations. The ingredients that we use in the production of our products (including, among others, vegetables, fruits, whole grains, vitamins, and minerals) are vulnerable to adverse weather conditions and natural disasters, such as floods, droughts, water scarcity, frosts, fires, hurricanes, temperature extremes, extreme storms, wildfires, earthquakes, tornadoes, infestations, and pestilences. Further, global climate change may exacerbate adverse weather conditions and natural disasters, and cause other effects that could impact our operations, such as extreme temperatures and rising sea levels. Adverse weather conditions and natural disasters, including as a result of climate change, can reduce crop size and crop quality, which in turn could reduce our supply of ingredients, lower recoveries of usable ingredients, increase the prices of our ingredients, increase our transportation costs, or increase our cost of storing ingredients if harvests are accelerated and processing capacity is unavailable. Additionally, the growth of crops, as well as the manufacturing and processing of our products, requires significant amounts of water. Drought or other causes of a reduction of water in aquifers may affect availability of water, which in turn may adversely affect our results of operations. Such potential water shortages may have a particular impact on our sourcing of certain key ingredients that we use in our products, such as apple, banana, strawberry, pineapple, mango, blueberry, and pear, given they are sourced in part from high water stress areas, including southern California and Mexico. Competing manufacturers may be affected differently by weather conditions and natural disasters depending on the location of their supplies or operations. If our supply of natural and organic ingredients is reduced, we may not be able to find enough supplemental supply sources on favorable terms, if at all, which could impact our ability to supply product to our customers and adversely affect our business, financial condition, and results of operations.

Additionally, adverse weather conditions, natural disasters, or other natural conditions, including global or local pandemics affecting our operating activities could cause an interruption or delay in our production or delivery schedules and loss of inventory and/or data or render us unable to accept and fulfill customer orders in a timely manner, or at all. Further, any related losses may not be adequately covered by insurance and the continued impacts of climate change may make it challenging to obtain insurance on acceptable terms, or at all. If our operations are damaged by a fire, flood, or other disaster, for example, we may be subject to supply or delivery interruptions, destruction of our facilities and products or other business disruptions, which could adversely affect our business, financial condition, and results of operations. During the past several years, we have seen an increase in the frequency and intensity of severe weather events, and we expect this trend to continue due to climate change. While we may take various actions to mitigate our business risks associated with climate change, this may require us to incur substantial costs and may not be successful, due to, among other things, the uncertainty associated with managing climate risks. Such climate risks may adversely affect our business, financial condition, and results of operations.

If we fail to retain and motivate members of our management team or other key team members, including our co-founders, or fail to attract, train, develop, and retain additional qualified team members to support our operations, our business and future growth prospects may be harmed.

Our success and future growth depend largely upon the continued services of our executive officers as well as our other key team members, including our co-founders. These executives and key team members are primarily responsible for determining the strategic direction of our business and for executing our growth strategy and are integral to our brand, culture, and the reputation we enjoy with farmers, suppliers (including co-packers), co-manufacturers, distributors, customers, and consumers. From time to time, there may be changes in our executive management team or other key team members resulting from the hiring or departure of these personnel. The loss of one or more of our executive officers, or the failure by our executive team to effectively work with our team members and lead our Company, could harm our business. We rely heavily on key product development and brand strategy employees to fulfill our mission to create delicious and nutritious, farm-fresh products. The loss of certain key personnel may prevent us from successfully implementing our growth strategy, which could adversely affect our business. Furthermore, effective succession planning for executive management and key personnel is vital to our long-term continued success. Failure to ensure effective transfer of knowledge, maintenance of our culture, setting of strategic direction, and smooth transitions involving executive management and key personnel could hinder our long-term strategies and success. In addition, our success and ability to achieve our operating goals depends in part upon our ability to identify, attract, hire, train, develop, and retain a sufficient number of team members who understand and appreciate our culture and can represent our brand effectively and establish credibility with our business partners and consumers. We compete with other companies both within and outside of our industry for talented employees. If we are unable to hire and retain employees capable of performing at a high-level, our ability to efficiently operate our overall business could be adversely affected. Moreover, if we are unable to win in a competitive market for top talent capable of meeting our business needs and expectations, our business and brand image may be impaired. Additionally, substantially all of our team members work remotely on a permanent basis. Although we believe we manage our operations to handle remote working conditions efficiently, it is possible that such remote work arrangements could adversely impact team member cohesiveness, efficiency, professional development, operational agility, and retention. Any failure to meet our staffing needs or any material increase in turnover rates of our team members could lead to increased costs, such as increased overtime to meet demand, costs to hire and train new employees, and increased wage rates, salaries, or employee benefits to attract and retain employees. An overall labor shortage, lack of skilled labor, increased turnover, labor inflation, and changes in applicable employment laws and regulations could lead to increased labor costs and/or reduced operating efficiencies, which could have a material adverse impact on our business, financial condition, and results of operations.

In addition, we believe our brand depends, in part, on our ongoing affiliation with Jennifer Garner. We have an agreement with Ms. Garner, which, among other things, includes a license for her likeness and imposes various obligations on us. See Part III, Item 11. “Executive Compensation—Narrative Disclosure to Director Compensation Table” and Item 13. “Certain Relationships and Related Party Transactions—Arrangements with Jennifer Garner.” The agreement may be terminated by Ms. Garner upon a number of circumstances, including if John Foraker ceases to be the Company’s Chief Executive Officer. Upon termination of the agreement, we could, among other things, lose our ability to associate the brand with Ms. Garner and sustain reputational damage. The loss of the services of Ms. Garner, or the loss of our ability to use Ms. Garner’s likeness, could have an adverse effect on our business, financial condition, and results of operations. Our brand may also depend on the positive image of Ms. Garner to maintain and increase brand recognition. If Ms. Garner’s image, reputation, or popularity is materially and adversely affected, this could negatively affect the marketability and sales of our products and could have an adverse effect on our business, financial condition, and results of operations.

Our reliance on a limited number of independent contract manufacturers and suppliers, including co-packers, for certain equipment, ingredients, and packaging materials and processes could negatively impact our business, financial condition, results of operations, and cash flows.

For the years ended December 31, 2025, 2024 and 2023, all of our sales were derived from products manufactured at independent contract manufacturers, or co-manufacturers. We believe there are a limited number of high-quality co-manufacturers in the industry, and many of our co-manufacturers produce products for other companies as well. Therefore, if we lose or need to change one or more co-manufacturers or fail to retain co-manufacturers for newly acquired or developed products, production of our products may be delayed or postponed and/or the availability of some of our products may be reduced or eliminated, which could have a material adverse effect on our business, financial condition, and results of operations. If we choose to diversify our supply chain through the addition of new co-manufacturers, there is no guarantee that any efforts to diversify our supply chain will be successful and such efforts may require a significant amount of time and resources. In addition, if we are not successful in our efforts to onboard new co-manufacturers, we may have an insufficient supply of products to meet customer demand, and our financial performance may be adversely affected.

We also rely on a limited number of third-party suppliers, including co-packers, to provide certain equipment, ingredients, and packaging materials and processes used in our business. The primary ingredients used in our business include fruits and vegetables, and 10 suppliers provide the majority of such ingredients as of December 31, 2025. We may not have adequate sources for the supply of such ingredients and packaging materials and processes, and increases in demand for such items and services (both within our industry and in general) can result in shortages and higher costs. Our suppliers may not be able to meet our delivery schedules, we may lose a significant or sole supplier, a supplier may not be able to meet performance and quality specifications, and we may not be able to purchase such items at a competitive cost. The failure for any reason of a supplier to fulfill its obligations under the applicable agreement with us or the termination or renegotiation of any such supply agreement could result in disruptions to our supply of finished goods and have an adverse effect on our results of operations.

Certain of our relationships with third-party ingredient and packaging suppliers are also subject to minimum volume commitments, whereby the third-party supplier has committed to sell, and we have committed to purchase, minimum quantities and we or, in some cases the third-party supplier, may alternatively pay the other a mostly fixed amount rather than sell or purchase the minimum quantities. Despite the minimum volume commitments, we may nonetheless experience situations where such third-party suppliers are unable to fulfill their minimum volume obligations under our agreements or cannot provide sufficient amounts of ingredients or packaging to meet consumer demand for our products, which may require us to incur additional expense by providing financial accommodations to the impacted supplier or take other steps to seek to minimize or avoid supply disruption, such as establishing a new supplier arrangement with another provider. During economic downturns, our suppliers may be more susceptible to experiencing such financial difficulties, bankruptcies, or other business disruptions. A new supplier arrangement may not be available on terms as favorable to us as our existing supplier arrangement, if at all. If we need to replace an existing third-party supplier, our products may not be available when required on acceptable terms, or at all. Also, if demand for our products is significantly below our expectations, we may be obligated to pay penalties to our third-party suppliers for failing to purchase contracted minimum purchase quantities.

The loss of a significant customer, certain actions or requirements by a significant customer, or financial difficulties of a significant customer could adversely affect our results of operations.

Our growth and continued success depend upon, among other things, our ability to maintain and increase sales volumes with existing customers, our ability to attract new customers, the financial condition of our customers, and our ability to provide products that appeal to customers at the right price. A relatively limited number of customers account for a large percentage of our net sales. Two customers accounted for approximately 36% of our net sales for 2023, three customers accounted for approximately 43% of our net sales for 2024, and four customers accounted for approximately 61% of our net sales for 2025. This percentage may increase if there is consolidation among retailers or if mass merchandisers grow disproportionately to their competition. With the growing trend toward retail trade consolidation, the growing presence of large-format retailers, discounters, and e-commerce retailers, and the integration of traditional and digital operations at key retailers, we are increasingly dependent on certain retailers that may have greater bargaining strength than we do. Specifically, our growing dependence on e-commerce retailers compared to large-format retailers could lead to price concessions, unfavorable terms, or reduced shelf space. Retail customers may also use their leverage to demand higher trade discounts, allowances, slotting fees, or increased investment, which could result in reduced sales or profitability in certain markets.

We expect that a significant portion of our revenues will continue to be derived from a small number of customers; however, these customers may not continue to purchase our products in the same quantities as they have in the past. Our customers are not contractually obligated to purchase from us. Changes in our customers’ strategies, including a reduction in the number of brands they carry, shipping strategies, a shift of shelf space to or increased emphasis on private label products (including “store brands”), a reduction in shelf or refrigerator space for our products or a reduction in the space allocated for our coolers may adversely affect our sales. Requirements that may be imposed on us by our customers, such as sustainability, inventory management, or product specification requirements, may have an adverse effect on our results of operations and financial condition. Additionally, especially during economic downturns, our customers may face financial difficulties, bankruptcy, or other business disruptions that may impact their operations and their purchases from us and may affect their ability to pay us for products purchased from us. To the extent customers seek to reduce their usual or customary inventory levels or change their practices regarding purchases in excess of consumer consumption, our sales and results of operations could be adversely impacted in that period. The loss of any large customer, a reduction of purchasing levels, or the cancellation of any business from a large customer for an extended length of time could have a material adverse effect on our business, financial condition, and results of operations.

We could be adversely affected by a change in consumer preferences, perception, and spending habits in the natural food industry generally and with respect to kid and baby food products, in particular. Any failure to develop or enrich our product offerings or gain market acceptance of our new products could have a negative effect on our business.

We have positioned our brand to capitalize on growing consumer interest in natural, clean-label, traceable, ethically produced, great-tasting, and nutritious foods. The market in which we operate is subject to changes in consumer preference, perception, and spending habits. Our performance depends significantly on factors that may affect the level and pattern of consumer spending in the U.S. natural and organic kid and baby food industry in which we operate. Such factors include consumer preference, consumer confidence, consumer income, consumer perception of the safety and quality of our products, and shifts in the perceived value for our products relative to alternatives. Adverse messaging in the media, including social media, or within certain influencer communities, relating to the safety or quality of, or diet or health issues relating to, our products or the raw materials, ingredients, or processes involved in their manufacturing may damage consumer confidence in our products and damage our brand and reputation. A general decline in the consumption of our products could occur at any time as a result of changes in consumer preference, perception, confidence, and spending habits, including an unwillingness to pay a premium or an inability to purchase our products due to financial hardship or increased price sensitivity, which may be exacerbated by economic uncertainty and general inflationary trends. For example, a declining birth rate may affect the number of customers that purchase our products given our current product offerings are primarily targeted towards kids and babies. If our primary customer demographics shrink, our negotiation leverage with our retail customers may become limited, and we may become a lower priority supplier in the eyes of our retail customers, which may negatively impact our results of operations. As another example, we and many of our customers face pressure from various private organizations to supply food products that conform with certain standards (for example, regarding lead and mercury content in food products) developed or approved by private organizations. If consumer preferences shift away from pouched products for kids and babies because of a decreased level of trust in our product safety practices or otherwise, our business, financial condition, and results of operations could be adversely affected.

The success of our products depends on a number of factors, including our ability to accurately anticipate changes in market demand and consumer preferences. For example, consumer preferences may shift towards baby-led weaning and whole foods, reducing the appeal of our products which are offered in formats such as pouches and jars. Our business may also be negatively impacted by changes in consumer concerns or perceptions surrounding product manufacturing processes and packaging materials, including single-use and other plastic packaging, and the environmental and sustainability impact of such manufacturing processes and packaging materials. If consumers disagree with our environmental and sustainability practices, including as they relate to our manufacturing processes, this may reduce their willingness to purchase our products and any inability on our part to anticipate or adapt to such changes in consumer preference could result in reduced demand for our products and/or increase the costs of producing our products, which could have an adverse impact on our business, financial condition, and results of operations.

We may underestimate the impact of shifting trends in consumer preferences or may not be successful in identifying such trends, and may fail to develop products that respond to such trends in a timely manner. We also may not be able to effectively promote our products by our marketing and advertising campaigns and gain market acceptance. If our products fail to gain market acceptance, are restricted by regulatory requirements, or have quality problems, we may not be able to fully recover costs and expenses incurred in our operations, and our business, financial condition, or results of operations could be materially and adversely affected.

We may not be able to successfully implement our growth strategy on a timely basis or at all.

Our future success depends, in large part, on our ability to implement our growth strategy by attracting new consumers to our brand and expanding distribution through various initiatives, including the continued deployment of coolers used for our products. Our ability to increase awareness and consumer trial and adoption of our products, and to implement our growth strategy, depends, among other things, on our ability to: implement our marketing strategy; expand and maintain brand loyalty; expand our in-store footprint through the execution of our national baby cooler deployment; develop new product lines and extensions of existing product lines; partner with distributors to deliver our products to customers; and continue to compete effectively in multiple classes of retail, including grocery, mass, club, natural/specialty, and e-commerce. We may not be able to successfully implement our growth strategy or to grow consistently from period to period.

Our business, financial condition, and results of operations will be adversely affected if we fail to implement our growth strategy or if we invest resources in a growth strategy that ultimately proves unsuccessful.

Furthermore, our growth strategy includes the expansion of our operations to international markets. Although some of our executive officers have experience in international business from prior positions, we have minimal experience with operations outside the United States and Canada. Our ability to successfully execute this strategy is affected by many of the same risks we face in expanding our operations. In addition, our international expansion may be adversely affected by: our ability to staff, develop, and manage foreign operations as a result of distance, language, and cultural differences; our ability to obtain and protect relevant trademarks, domain names, and other intellectual property; local laws, customs, and dietary preferences; legal and regulatory constraints; political and economic conditions; and currency fluctuations. Risks inherent in expanding our operations internationally also include, among others, the costs and difficulties of managing international operations, supply chain complexities, adverse tax consequences, domestic and international tariffs, and other barriers to trade. Further, the extent and impact of any sanctions imposed in connection with the escalation of hostilities between Russia and Ukraine and in the Middle East (including with Iran), or other geopolitical events, may impact our strategy of expansion into international markets.

Disruptions in the worldwide economy may adversely affect our business, financial condition, and results of operations.

Adverse and uncertain economic conditions, including uncertainty related to inflation, tariffs, a potential recession, market volatility, outbreaks of contagious disease or pandemics, geopolitical tensions, and wars, including the Russia-Ukraine war and ongoing conflicts in the Middle East (including with Iran), or disruption in global financial and credit markets due to uncertainty in the banking system or bank failures may impact distributor, retailer, foodservice, and consumer demand for our products. In addition, our ability to manage normal commercial relationships with our farmers, suppliers, co-manufacturers, co-packers, distributors, retail customers, foodservice consumers, and creditors may suffer. Consumers may shift purchases to lower-priced or other perceived value offerings, including private label products, during economic downturns, and an economic downturn may cause customers to be less receptive to price increases on our products. Adverse economic conditions may also affect farmers in our network. In addition, any tariffs imposed by the U.S. presidential administration or retaliatory tariffs announced by other countries could result in a trade war. If effected, these or any new or increased tariffs or resultant trade wars could have an adverse effect on us or on our suppliers, distributors, or customers, which could lead to significant increases in the costs of materials and services, resulting in product cost increases and reduced consumer demand.

We may not have the resources to compete successfully in our highly competitive markets.

We operate in a highly and increasingly competitive market. Numerous brands and products compete for limited retailer shelf space and consumers. Our ability to differentiate our products from competitors’ offerings depends on a variety of factors, including, among other things, consistent product quality and taste, brand recognition and loyalty, product variety, distinctive product names, product packaging and package design, shelf space, reputation, price, advertising, promotion, and nutritional claims. We face increased competition in our markets due to increased adoption of natural and organic food products by consumers. We also compete with companies in the procurement of natural and organic ingredients, which may be less plentiful in the open market than conventional product ingredients. This competition may increase in the future due to increased consumer demand for natural and organic products, which could cause our expenses to increase and/or could limit the amount of products that we manufacture and sell.

The packaged food industry is dominated by multinational corporations with substantially greater resources and operations than us. We cannot be certain that we will successfully compete with larger competitors that have greater financial, sales, and technical resources. Conventional food companies may be able to use their resources and scale to respond to competitive pressures and changes in consumer preferences by introducing new products (including natural and organic kid and baby food), reducing prices, or increasing promotional activities, among other things. Our competitors may be more innovative and able to bring new products to market faster and may be quicker to exploit and serve niche markets. Retailers also market competitive products under their own private labels, which are generally sold at lower prices and compete with some of our products. As a result of competition, we may need to increase our marketing, advertising, and promotional spending, refrain from increasing prices, or decrease our prices to protect our existing market share, which may adversely impact our profitability. We may not have the financial resources to increase such spending when necessary.

Failure to introduce successful new products, successfully enter into new product categories, or successfully pursue growth by other means may adversely affect our ability to continue to grow.

One element of our growth strategy involves the development and marketing of new products that meet our standards for quality and appeal to consumer preferences. The success of our innovation and product development efforts is affected by our ability to anticipate changes in consumer preferences, the technical capability of our crew members in developing and testing product prototypes, our ability to comply with applicable governmental regulations, and the success of our management, sales, and marketing teams in introducing and marketing new products, including through current and new product categories. There can be no assurance that we will successfully develop and market new products or successfully introduce products in new categories. The development and introduction of new products requires substantial marketing expenditures, which we may be unable to recoup if the new products do not gain widespread market acceptance. If we introduce new or improved products that ultimately do not meet objectives for such products, it could impact our growth, sales, and profitability. Any failure to successfully develop, market, and launch future products or successfully enter into new product categories may lead to decreased growth, sales, and profitability. Further risks are presented if we elect to pursue continued growth or enter new product categories by means other than new product introductions, including by acquisitions or investments in business or technologies that we believe could offer growth opportunities.

Our finished goods inventory is located in a limited number of warehouse facilities. Any damage or disruption at any one facility would have an adverse effect on our business, financial condition, and results of operations.

The majority of our finished goods inventory is located in a limited number of warehouse facilities owned and operated by third parties with whom we have entered into agreements in the ordinary course for the provision of these logistics and warehousing services. A natural disaster or other natural conditions (including global or local pandemics affecting our operating activities), fire, power interruption, work stoppage, or other unanticipated catastrophic event at even a single facility we rely on for our operations would significantly disrupt our ability to deliver our products and operate our business, particularly given the complexity of organic food logistics and the risk that such logistics may not scale effectively with the growth of our business. The impact of natural disasters within the areas in which our warehouse facilities are located is difficult to predict, given weather conditions and the potential of climate change to increase the frequency and intensity of such natural disasters. However, if any material amount of our inventory were damaged, we would be unable to fulfill orders for our products and, as a result, our business, financial condition, and results of operations would suffer.

Many of our customers are not obligated to continue purchasing products from us, and larger customers that have multiyear contracts with us may terminate these contracts early in certain situations or choose not to renew or extend these contracts at expiration.

Many of our customers buy from us under short-term, binding purchase orders. We cannot assure you that these customers will maintain or increase their orders for the products supplied by us, nor can we assure you that we will be able to maintain or add to our existing customer base. Decreases in our customers’ sales volumes or orders for products supplied by us may have a material adverse effect on our business, financial condition, and results of operations.

In addition, we may have contracts with certain of our customers that obligate the customer to buy products from us for a particular period of time. Even in this case, the contracts may not require the customer to purchase a minimum number of products from us or the contracts may afford the customer better pricing in the event that the volume of the customer’s purchases exceeds certain levels. If these customers were to terminate or fail to perform under these contracts prior to their scheduled termination, or if we or the customer elected not to renew or extend the term of the contract at its expiration or not to renew or extend at historical purchase levels, it may have a material adverse effect on our business, financial condition, or results of operations, including additional operational expenses to transition out of the business or to adjust our facilities and staffing costs to cover the reduction in net sales.

If our growth strategy related to the deployment of coolers proves to be unsuccessful, or the operating capacity or reputation of such coolers is harmed, our business, financial condition, and results of operations may suffer.

Our network of coolers is an integral component of our business operations and growth strategy as we intend to amplify our in-store presence and expand our in-store footprint by continuing the execution of our national baby cooler deployment. If the execution of our national baby cooler deployment proves to be unsuccessful or our estimates related to the opportunity to expand our cooler footprint prove to be inaccurate, our business, financial condition, and results of operations will be adversely affected. In addition, if the operating capacity of our coolers is harmed by external factors, such as adverse weather or energy supply, or internal factors, such as faulty manufacturing or insufficient maintenance, our products contained in those fridges may be damaged and need to be discarded. In addition, if our coolers fail to operate as intended, for any reason, the reputation of our coolers with customers and the reputation of our brand with consumers may decline. In such event, customers may choose to discontinue, or not to expand, their use of coolers and our products and consumers may choose to forgo purchasing certain of our products. Any such harm to the operating capacity or reputation of our coolers could adversely affect our business, financial condition, and results of operations.

Our net sales and earnings may fluctuate as a result of price actions, promotional activities, and chargebacks.

Our retail customers may require price concessions that would negatively impact our margins and our profitability. Alternatively, we may increase our prices to offset commodity inflation which may potentially impact our margins and volume. In addition, we periodically offer sales incentives through various programs to customers and consumers, including rebates, temporary price reductions, off-invoice discounts, retailer advertisements, product coupons, and other trade activities. Additionally, while we continue to work to optimize supply chain logistics, we are occasionally charged fees and/or fines by our retail customers for various delivery and order discrepancies. While we challenge and vet these charges, we may be subject to such charges that could be detrimental to our performance, particularly when combined with the effects of increased freight costs or the other risks outlined in this section. The cost associated with promotions and chargebacks is estimated and recorded as a reduction in net sales. These price concessions, promotional activities, and chargebacks could adversely impact our net sales and changes in such activities could adversely impact period-over-period results. If we are not correct in predicting the performance of promotions, or if we are not correct in estimating chargebacks, our business, financial condition, and results of operations could be adversely affected.

Our sales and profits are dependent upon our ability to expand existing customer relationships and acquire new customers.

Our business depends on our ability to increase our household penetration, to expand the number of products sold through existing retail customers, including both e-commerce retailers and large-format retailers, and DTC sales, to grow within the foodservice channel and to strengthen our product offerings through innovation in both new and existing categories. Any strategies we employ to pursue this growth are subject to numerous factors outside of our control. For example, retailers (which may include certain of our largest customers) continue to aggressively market their private label products, which could reduce demand for our products. The expansion of our business also depends on our ability over the long term to obtain customers in additional distribution channels and on our ability to successfully expand our consumer demographics from babies and young kids to older kids and families in general. Any growth in distribution channels may also affect our existing customer relationships and present additional challenges, including related to pricing strategies. Additionally, we may need to increase or reallocate spending on marketing and promotional activities, such as rebates, temporary price reductions, off-invoice discounts, retailer advertisements, product coupons, and other trade activities, and these expenditures are subject to risks, including related to consumer acceptance of our efforts. Our failure to obtain new customers, or expand our business with existing customers, could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

We estimate market opportunity and forecast market growth that may prove to be inaccurate, and even if the market in which we compete achieves the forecasted growth, our business could fail to grow at similar rates, if at all.

Our estimates of market opportunity and growth forecasts included in this Annual Report on Form 10-K are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate, particularly in light of economic uncertainties. We estimate our market size based, in part, upon forecasts and information obtained from independent trade associations, industry publications, surveys and other independent sources, proprietary research studies, and management’s knowledge of the industry. While these estimates are made in good faith and are based on assumptions and estimates we believe to be reasonable, they may not be accurate. The variables that go into the calculation of our market opportunity are subject to change over time, and there is no guarantee that any particular number or percentage of customers covered by our market opportunity estimates will purchase our products at all or generate any particular level of revenue for us. Any expansion in our market depends on a number of factors, including the cost and perceived value associated with our products and those of our competitors. Even if the market in which we compete meets the size estimates and growth forecast, our business could fail to grow at the rate we anticipate, if at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties. Accordingly, our forecasts of market growth should not be taken as indicative of our future growth.

We expect to need capital in the future for business development, and we may not be able to generate sufficient cash flow or raise capital on acceptable terms to meet our needs.

Developing our business has in the past required and will continue in the future to require significant capital, including but not limited to securing and maintaining refrigerated shelf space and installing coolers in the various retail locations in which our products are sold. To meet our capital needs, we expect to continue to rely on our cash flow from operations and other third-party financing. Third-party financing in the future may not, however, be available on terms favorable to us, or at all. Our ability to obtain additional funding will be subject to various factors, including general economic and market conditions, our operating performance, the market’s perception of our growth potential, lender sentiment, and our ability to incur additional debt in compliance with our contractual restrictions. Additionally, our ability to make payments on and to refinance any indebtedness and to fund planned expenditures for our growth and operational efficiency plans will depend on our ability to generate cash in the future. If our business does not achieve the levels of profitability or generate the amount of cash that we anticipate or if we expand faster than anticipated, we may need to seek additional debt or equity financing to operate and expand our business. From time to time, we may seek to raise additional capital by accessing the debt and/or equity markets to fund capital expenditures or otherwise. We cannot assure you that our business will generate cash flow from operations in an amount sufficient to enable us to fund our liquidity needs. Further, our capital requirements may vary materially from those currently planned if, for example, our revenues do not reach expected levels, or we have to incur unforeseen capital expenditures and make investments, including with respect to refrigerator shelf space and costs associated with obtaining and installing coolers, to maintain our competitive position. If this is the case, we may seek alternative financing, such as selling additional debt or equity securities, and we cannot assure you that we will be able to do so on favorable terms, if at all.

Our manufacturing capacity and expansion plans could have a material adverse effect on our business, financial condition, and results of operations.

Due to our reliance on the limited manufacturing capacity of our co-manufacturers and our continued growth, we may in the future continue expanding our manufacturing capacity via organic growth, partnerships with new co-manufacturers, operational efficiency increases, or other means. If our growth exceeds our expectations, we may not be able to increase our own manufacturing capacity via our existing co-manufacturing arrangements or obtain additional contract manufacturing capacity at a level that meets demand for our products, which could prevent us from meeting increased customer demand and harm our business. If we overestimate our demand and overbuild our capacity, we may have significantly underutilized assets, and we may experience reduced margins. If we do not accurately align our manufacturing capabilities with demand, it could have a material adverse effect on our business, financial condition, and results of operations.

A failure of our enterprise resource planning system or deficient information sharing capabilities could impact our ability to operate our business, and adversely affect our results of operations and financial condition.

Our business utilizes an enterprise resource planning system to provide for greater depth and breadth of functionality and effectively manage our data, communications, supply chain, order entry and fulfillment, inventory and warehouse management, and other business processes. A failure of the system to perform as we anticipate may result in transaction errors, processing and operational inefficiencies and the loss of sales, or may otherwise disrupt our operations and materially and adversely affect our business, financial condition, and results of operations and may harm our ability to accurately forecast demand, manage our complex supply chain, fulfill customer orders, and report financial and management information on a timely and accurate basis. In addition, deficient information sharing capabilities may affect our ability to communicate with and transmit accurate information to our customers, employees, suppliers, and others, which could materially harm our business, financial condition, and results of operations, particularly as our business continues to grow in size and complexity.

Our operating results depend, in part, on the sufficiency and effectiveness of our marketing and trade spending programs.

In general, due to the highly competitive nature of the kid and baby food business in which we compete, we must execute effective and efficient marketing investments and trade spending programs with respect to our business overall to sustain our competitive position in our markets. Marketing investments may be costly. Additionally, we may, from time to time, change our marketing and trade spending strategies, including the timing, amount, or nature of television advertising and related promotional programs. The sufficiency and effectiveness of our marketing and trade spending practices is important to our ability to retain or improve our market share or margins. However, although we may incur significant expenses in connection with our marketing strategy, we may not generate our anticipated return on investment. If our marketing and trade spending programs are not successful or if we fail to implement sufficient and effective marketing and trade spending programs, our business, financial condition, and results of operations may be adversely affected.

If we fail to develop and maintain our brand, or the quality of our products that customers have come to expect, our business could suffer.

We believe that developing and maintaining our brand and the quality of our products is critical to our success. The importance of our brand recognition and the quality of our products may become even greater as competitors offer more products similar to ours. Our financial success is directly dependent on consumer perception of our brand and our products. Our brand-building activities involve providing high-quality products, increasing awareness of our brand, creating and maintaining brand loyalty, and increasing the availability of our products. The success of our brand may suffer if our marketing plans or product initiatives do not have the desired impact on our brand’s image or its ability to attract customers. Further, our brand value could diminish significantly due to a number of factors, including consumer perception that we or our management team have acted in an irresponsible manner, adverse publicity about our products or management team (whether or not valid), our actual or perceived failure to maintain the quality of our products, product contamination (whether alleged or proved), the failure of our products to deliver consistently positive consumer experiences, or the products becoming unavailable to consumers. The growing use of social and digital media by consumers increases the speed and extent that information and opinions can be shared. Negative posts or comments about us or our brand or products on social or digital media could damage our brand and reputation. If we fail to maintain the favorable perception of our brand, our business, financial condition, and results of operations could be negatively impacted.

If we cannot maintain our Company culture or focus on our purpose as we grow, our business and competitive position may be harmed.

We believe our culture and our purpose have been key contributors to our success to date. Any failure to preserve our culture or focus on our purpose to drive systemic improvement in childhood nutrition could negatively affect our ability to retain and recruit personnel, which is critical to our growth, and to effectively focus on and pursue our corporate objectives. As we continue to grow and develop the infrastructure of a public company, we may find it difficult to maintain these important values. We may also have difficulty maintaining our Company culture as substantially all of our employees are working remotely on a permanent basis. If we fail to maintain our Company culture or focus on our purpose, our business and competitive position may be harmed.

Fluctuations in our business due to changes in our promotional activities and seasonality may have an adverse impact on our financial condition, results of operations and cash flows.

We offer a variety of sales and promotion incentives to our customers and to consumers, such as price discounts, consumer coupons, volume rebates, cooperative marketing programs, slotting fees, and in-store displays. Our net sales are periodically influenced by the efficiency of our trade programs, as well as the introduction and discontinuance of sales and promotion incentives. Reductions in overall sales and promotion incentives could impact our net sales and affect our results of operations in any particular fiscal quarter. In addition, we have experienced and expect to continue to experience fluctuations in our quarterly results of operations due to the seasonal nature of our business. Historically, we have experienced greater net sales growth in the first and third fiscal quarters compared to the second and fourth fiscal quarters, driven by dairy category resets in the first fiscal quarter and promotional activities around the back-to-school period in the third fiscal quarter. As a result, inventory levels and working capital requirements typically increase in the second and fourth fiscal quarters to support the anticipated increased sales volume in the other two fiscal quarters.

Seasonality could cause our results of operations for an interim financial period to fluctuate and not be indicative of our full year results. Seasonality also impacts relative revenue and profitability of each quarter of the year, both on a quarter-to-quarter and year-over-year basis. If we fail to effectively manage our inventories, fluctuations in business as a result of promotional activities and seasonality may have an adverse impact on our financial condition, results of operations, and cash flows. Historical quarter-to-quarter and period-over-period comparisons of our sales and operating results are not necessarily indicative of future quarter-to-quarter and period-over-period results. Investors should not rely on the results of a single fiscal quarter or period as an indication of our annual results or our future performance.

We may not be able to successfully implement initiatives to improve productivity and streamline operations to control or reduce costs. Failure to implement such initiatives could adversely affect our results of operations.

Because our ability to effectively implement price increases for our products can be affected by factors outside of our control, our profitability and growth depend significantly on our efforts to control our operating costs. Because many of our costs, such as energy, transportation and other logistics costs, packaging costs, and ingredient, commodity, and raw product costs, are affected by factors outside or substantially outside our control, we generally must seek to control or reduce costs through operating efficiency or other initiatives. If we are not able to identify and complete initiatives designed to control or reduce costs and increase operating efficiency on time or within budget, our results of operations could be adversely impacted. In addition, if the cost savings initiatives we have implemented to date, or any future cost-savings initiatives, do not generate expected cost savings, our business, financial condition, and results of operations could be adversely affected.

We may be subject to significant liability that is not covered by insurance.

Any claim under our insurance policies may be subject to certain exceptions, may not be honored fully, in a timely manner, or at all, and we may not have purchased sufficient insurance to cover all losses incurred. If we were to incur substantial liabilities or if our business operations were interrupted for a substantial period of time, we could incur costs and suffer losses. Such inventory and business interruption losses may not be covered by our insurance policies. Any significant uninsured liability may require us to pay substantial amounts, which would adversely affect our cash position and results of operations. Additionally, in the future, insurance coverage may not be available to us at commercially acceptable premiums, or at all.

Mergers or other strategic transactions by competitors or retailers could weaken our competitive position and adversely affect our business.

If one or more competitors or retailers were to merge, acquire or partner with another competitor or retailer, the change in the competitive landscape could adversely affect our ability to compete effectively. For example, Nature’s Path

Organic Foods acquired Love Child Organics in 2023, both of which are competitors. Consolidation amongst major retail customers could impact contractual negotiations with such retail customers, result in lower prioritization of our products, or ultimately lead to termination or nonrenewal of existing retailer contracts. In addition, our competitors may establish or strengthen cooperative relationships with current or future retailers and other parties with whom we have relationships, which could limit our ability to promote our products to those retailers and reduce our number of customers. As a result of these and future potential acquisitions, current and future retailers may begin working more closely, or on an exclusive basis, with other competitors with whom they have combined or otherwise established new relationships. Disruptions in our business caused by these events could adversely affect our business and results of operations.

Future offerings of debt securities, which would rank senior to our common stock upon our bankruptcy or liquidation, and future offerings of equity securities, which may be senior to our common stock for the purposes of dividend and liquidating distributions, may adversely affect the market price of our common stock.

In the future, we may attempt to increase our capital resources by making offerings of debt securities or equity securities. Upon bankruptcy or liquidation, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings would receive a distribution of our available assets prior to the holders of our common stock. Equity offerings may dilute the holdings of our existing stockholders or reduce the market price of our common stock, or both, and may result in future Section 382 limitations that could reduce the rate at which we utilize our federal and state net operating loss carryforwards. Preferred stock, if issued, could have a preference on liquidating distributions or a preference on dividend payments or both that could limit our ability to make a dividend distribution to the holders of our common stock. Our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control. As a result, we cannot predict or estimate the amount, timing, or nature of our future offerings, and current stockholders bear the risk of our future offerings reducing the market price of our common stock and diluting their ownership interest in our Company.

Impairment charges for long-lived assets could adversely affect our financial condition and results of operations.

We monitor the recoverability of our long-lived assets, such as buildings, equipment, and leased assets, and evaluate their carrying value for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. If the review performed indicates that impairment has occurred, we are required to record a non-cash impairment charge for the difference between the carrying value and fair value of the long-lived assets, in the period the determination is made. The testing of long-lived assets and goodwill for impairment requires us to make estimates that are subject to significant assumptions about our future revenue, profitability, cash flows, fair value of assets, liabilities, and weighted average cost of capital, as well as other assumptions. Changes in these estimates, or changes in actual performance compared with these estimates, may affect the fair value of long-lived assets, which may result in an impairment charge. We cannot accurately predict the amount or timing of any impairment. Should the value of long-lived assets become impaired, our financial condition and results of operations may be adversely affected.

We have a history of losses, and we cannot be certain that we will achieve or sustain profitability.

We have a history of losses. We experienced net losses of $17.2 million, $23.8 million and $17.6 million for the years ended December 31, 2025, 2024 and 2023, respectively. It is possible that we may continue to incur operating losses in the future as a result of expenses associated with the continued development and expansion of our business, including additional expenses incurred as a result of becoming a public company. Any failure to increase net sales or manage our cost structure as we implement initiatives to grow our business could prevent us from sustaining profitability. In addition, our ability to achieve sustained profitability is subject to a number of the risks and uncertainties discussed herein, many of which are beyond our control. We cannot be certain that we will be able to sustain profitability on a quarterly or annual basis.

If we expand our growth strategy and pursue acquisitions or other strategic transactions, we may not be able to successfully consummate favorable transactions or successfully integrate acquired businesses.

As our growth strategy evolves, we may choose to evaluate potential acquisitions or other strategic transactions. Evaluating potential transactions, including acquisitions and joint ventures, requires additional expenditures (including legal, accounting, and due diligence expenses, higher administrative costs to support the acquired entities and information technology, personnel, and other integration expenses) and may divert the attention of our management from day-to-day operating matters. Companies or operations we acquire or joint ventures we enter into may not be profitable or may not achieve the anticipated profitability that justify our investments. With respect to acquisitions, we may not be able to identify suitable candidates, consummate a transaction on terms that are favorable to us, or achieve expected returns and other benefits as a result of integration challenges. The successful integration of acquisitions is complex and potential difficulties we may encounter as part of any integration process include, but are not limited to, the following: employees may voluntarily or involuntarily separate from employment with us or the acquired businesses because of the acquisitions; our management may have its attention diverted while trying to integrate the acquired businesses; we may encounter obstacles when incorporating the acquired businesses into our operations and management; we may be required to recognize impairment charges; and integration may be more costly or more time consuming and complex or less effective than anticipated. Our corporate development activities may present financial and operational risks and may have adverse effects on existing business relationships with suppliers and customers. Future acquisitions also could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities, and depreciation and amortization expenses related to certain tangible and intangible assets and increased operating expenses, all of which could, individually or collectively, adversely affect our business, financial condition, results of operations, and cash flows.

Risks Relating to Litigation and Regulation

We are subject to significant governmental regulation and failure to comply with such regulations may have a material adverse effect on our business, financial condition, and results of operations.

Our business is highly regulated at the federal, state, and local levels, and our products and distribution operations require various licenses, permits, and approvals. Given the nature of our business, the laws and regulations that we are required to comply with are constantly evolving and placing additional restrictions on the way we operate our business and produce our products. The products that we distribute in the United States are subject to inspection by the USDA. Our warehouse and distribution centers are subject to inspection by the USDA, the United States Department of Labor Occupational and Health Administration, the Environmental Protection Agency, and various state health and workplace safety authorities. Our United States transportation operations are subject to regulation by the United States Department of Transportation and the United States Federal Highway Administration. In addition, the various federal, state, and local laws, regulations, and administrative practices to which we are subject require us to comply with numerous provisions regulating areas such as environmental, health and sanitation standards, food safety, marketing of natural or organically produced food, facilities, pharmacies, equal employment opportunity, public accessibility, employee benefits, wages and hours worked, and licensing for the sale of food, among others. For example:

Environmental, Health and Safety: Our operations are subject to extensive and increasingly stringent laws and regulations pertaining to the protection of the environment, including those relating to the discharge of materials into the environment, the disposal of food by-products, the handling, treatment, and disposal of wastes, maintenance of refrigeration systems, and remediation of soil and groundwater contamination. Compliance with existing or changing environmental and safety requirements, including more stringent limitations imposed or expected to be imposed in any recently renewed or soon-to-be renewed environmental permits, may require capital expenditures. Additionally, concern over climate change, including the impact of global warming, has led to significant United States and international legislative and regulatory efforts to limit greenhouse gas emissions. Increased regulation regarding greenhouse gas emissions, particularly with respect to diesel engine emissions, could result in substantial additional operating expenses. These expenses may include an increase in the cost of the fuel and other energy we purchase, and capital costs associated with updating or replacing our vehicles sooner than planned. Until the timing, scope and extent of such regulation becomes known, we cannot predict its effect on our results of operations. It is reasonably possible, however, that it could result in material costs, which we may be unable to pass on to our customers. Further, our business may be subject to climate-related transition risks, which arise from society’s transition toward a low-carbon economy due to changes in laws or regulations, technological advancements, and investor and consumer sentiment.

While many of our initiatives will create efficiencies and return on investment, the transition to a low-carbon economy generally and our own efforts to reduce emissions could lead to increased costs to transition to or invest in renewable energy sources, including electric vehicles, increased compliance costs, including tracking and reporting systems, and increased costs of products, commodities, and energy. Further, if our tracking and reporting systems are incomplete or inaccurate, or if we fail to achieve progress with respect to our goals on a timely basis, or at all, our reputation, business, financial condition, and results of operations could be adversely impacted.

Food Safety and Marketing: There is significant governmental scrutiny, regulations, and public awareness regarding food quality and food and drug safety. We may be adversely affected if consumers lose confidence in the safety and quality of the food we manufacture or the food and drug products we distribute. In addition, we are subject to governmental scrutiny of and public awareness regarding food safety and the sale, packaging, and marketing of natural and organic products. Compliance with these laws may impose a significant burden on our operations. As a baby food company, we are also subject to Assembly Bill 899 in California, which requires manufacturers of baby food to (i) test and disclose the levels of four toxic elements (arsenic, cadmium, lead, and mercury) that may be present in baby food and (ii) meet particular labeling requirements. In addition, “Proposition 65, the Safe Drinking Water and Toxic Enforcement Act of 1986,” in California exposes all food companies to the possibility of having to provide warnings on their products in that state. If we were required to add warning labels to any of our products or place warnings in locations where our products are sold in order to comply with Proposition 65, the sales of those products and other products of our Company could suffer, not only in those locations but elsewhere. Additionally, in 2022, California enacted the Plastic Pollution Prevention and Packaging Producer Responsibility Act, which, among other things, requires a 25% reduction of plastics in single-use products in the state by 2032 and escalates recycling, reuse, and composting rates for single-use packaging, regardless of material, used in the state over time. Numerous other U.S. municipalities and states and certain other countries, including Canada, have also proposed or enacted legislation prohibiting or restricting the sale and use of certain foodservice products and requiring them to be replaced with recyclable or compostable alternatives. Several provinces in Canada, as well as states in the United States, have enacted legislation imposing fees or other costs on manufacturers and other suppliers of single-use packaging and foodservice products to encourage and fund recycling of those products. Any such legislation, as well as voluntary initiatives similarly aimed at reducing the level of single-use packaging waste, could reduce demand for our products and/or increase the costs of producing our products.

Wage Rates and Paid Leave: Changes in federal, state, or local minimum wage and overtime laws or employee paid leave laws could cause us to incur additional wage costs, which could adversely affect our operating margins. Failure to comply with existing or new laws or regulations could result in significant damages, penalties and/or litigation costs.

Payment Card Transactions: As a merchant that accepts debit and credit cards for payment, we are subject to the Payment Card Industry Data Security Standard (“PCI DSS”), issued by the PCI Council. Additionally, we are subject to PCI DSS as a service provider, which is a business entity that is not a payment brand directly involved in the processing, storage, or transmission of cardholder data. PCI DSS contains compliance guidelines and standards with regard to our security surrounding the physical and electronic storage, processing, and transmission of individual cardholder data. By accepting debit cards for payment, we are also subject to compliance with American National Standards Institute data encryption standards and payment network security operating guidelines. The cost of complying with stricter privacy and information security laws, standards, and guidelines, including evolving PCI DSS standards, and developing, maintaining, and upgrading technology systems to address future advances in technology, could be significant and we could experience problems and interruptions associated with the implementation of new or upgraded systems and technology or with maintenance or adequate support of existing systems. Failure to comply with such laws, standards, and guidelines or payment card industry standards such as those involving MasterCard, Visa and Europay (EMV) transactions, could have a material adverse impact on our business, financial condition, or results of operations.

Foreign Operations: Our supplier base includes both domestic and foreign suppliers. In particular, we source many of the key ingredients that we use in our products from South and Central America and Mexico. In addition, we have customers located outside the United States. Accordingly, laws and regulations affecting the importation and taxation of goods, including duties, tariffs, and quotas or changes in the enforcement of those laws and regulations could adversely impact our financial condition and results of operations. In addition, we are required to comply with laws and regulations governing export controls, and ethical, anti-bribery, and similar business practices such as the Foreign Corrupt Practices Act.

Privacy and Related Laws: We are subject to a variety of federal, state, and foreign laws and industry standards that relate to data privacy, data security, and consumer marketing. The legal and regulatory framework for these topics is rapidly evolving and may require increased monitoring and compliance costs and result in increased legal and financial exposure if we fail to remain compliant, or are alleged to be noncompliant, with such laws.

AI Technologies: There are many evolving laws, regulations, and standards regarding the development and use of AI technologies. New laws, regulations, or industry standards governing AI use could require us to modify our practices regarding AI use, increase our operating costs, or restrict our ability to use certain AI technologies in our operations in order to remain compliant with such regulations or standards.

Climate Change: Changing rules, public disclosure regulations, and stakeholder expectations related to climate change have resulted in, and may continue to result in, increased management time and attention spent complying with or meeting such regulations and expectations.

The failure to comply or maintain compliance with applicable governmental laws and regulations, including those referred to above and in “Business,” could result in, among other things, administrative, civil, or criminal penalties or fines (including in connection with class action lawsuits); mandatory or voluntary product recalls; warning or other letters; cease and desist orders against operations that are not in compliance; closure of facilities or operations; the loss, revocation or modification of any existing licenses, permits, registrations or approvals; the failure to obtain additional licenses, permits, registrations, or approvals in new jurisdictions where we intend to do business; or the loss of our ability to participate in federal and state healthcare programs, any of which could make it more costly or challenging to manufacture and sell our products or otherwise have a material adverse effect on our business, financial condition, or results of operations. These laws and regulations may change in the future. We cannot predict the nature of future laws, regulations, interpretations, or applications, nor can we determine the effect that additional governmental regulations or administrative orders, when and if promulgated, or disparate federal, state, and local regulatory schemes would have on our future business. We may incur material costs in our efforts to comply with current or future laws and regulations. In addition, if we fail to comply with applicable laws and regulations or encounter disagreements with respect to our contracts subject to governmental regulations, including those referred to above, we may be subject to investigations, criminal sanctions, or civil remedies, including fines, injunctions, prohibitions on exporting, seizures, or debarments from contracting with local and foreign governments. The cost of compliance or the consequences of non-compliance, including debarments, could have a material adverse effect on our business, financial condition, or results of operations. In addition, governmental units may make changes in the regulatory frameworks within which we operate that may require us to incur substantial increases in costs in order to comply with such laws and regulations.

Failure by our network of farms, suppliers of raw materials, co-packers, or co-manufacturers to comply with food safety, environmental or other laws and regulations, or with the specifications and requirements of our products, may disrupt our supply of products and adversely affect our business.

If any partners in our network of farms, suppliers (including co-packers), or co-manufacturers fail to comply with food safety, environmental, health and safety, or other laws and regulations, or face allegations of non-compliance, their operations may be disrupted, and our reputation could be harmed. The farms, co-packers, and co-manufacturers are required to maintain the quality of our products and to comply with our own standards and specifications. In the event of actual or alleged non-compliance, we might be forced to find alternative farms, suppliers, or co-manufacturers and we may be subject to lawsuits and/or regulatory enforcement actions related to such non-compliance by the farms, suppliers, and co-manufacturers. As a result, our supply of raw materials or finished inventory could be disrupted or our costs could increase, which would adversely affect our business, financial condition, and results of operations. The failure of any partner farmer, co-packer, or co-manufacturer to produce products that conform to our standards could adversely affect our reputation in the marketplace and result in product recalls, product liability claims, government, or third-party actions and economic loss. Additionally, actions we may take to mitigate the impact of any disruption or potential disruption in our supply of raw materials or finished inventory, including increasing inventory in anticipation of a potential supply or production interruption, may adversely affect our business, financial condition, and results of operations.

Changes in existing laws or regulations, or the adoption of new laws or regulations, may increase our costs and otherwise adversely affect our business, financial condition, and results of operations.

The manufacture and marketing of food products is highly regulated. We, our farmer partners, our suppliers (including co-packers), and our co-manufacturers are subject to a variety of laws and regulations. These laws and regulations apply to many aspects of our business, including the manufacturing, packaging, labeling, distribution, advertising, sale, quality, and safety of our products, as well as the health and safety of our crew members and the protection of the environment. In the United States, we are subject to regulation by various government agencies, including the Food and Drug Administration (the “FDA”), the USDA, the Federal Trade Commission (the “FTC”), the Consumer Product Safety Commission, the Occupational Safety and Health Administration, and the Environmental Protection Agency, as well as various state and local agencies. We are also regulated outside the United States by various international regulatory bodies, including Health Canada. These regulatory agencies and bodies regularly propose rules and issue guidance, some of which are or may be relevant to our business. For example, on January 16, 2025, the FDA proposed a rule (90 Fed. Reg. 5426), which, if finalized, would require a front-of-package nutrition information box on most packaged foods to assist consumers in more easily identifying healthy foods. In addition to compliance costs associated with understanding the requirements and updating product labeling or reformulating our products, implementing this rule may negatively impact consumer perception of our products and our reputation, which could adversely affect our financial condition and results of operations. In addition, we are subject to certain standards, such as GFSI standards and review by voluntary organizations, such as the Council of Better Business Bureaus’ National Advertising Division. We could incur costs, including fines, penalties, and third-party claims, because of any violations of, or liabilities under, such requirements, including any competitor or consumer challenges relating to compliance with such requirements. For example, in connection with the marketing and advertisement of our products, we could be the target of claims relating to false or deceptive advertising, including under the auspices of the FTC and the consumer protection statutes of some states.

The regulatory environment in which we operate could change significantly and adversely in the future, particularly in light of the rapidly evolving focus on public health and food regulation by the U.S. presidential administration. For example, the U.S. presidential administration’s “Make America Healthy Again” movement may have a significant impact on the food regulatory landscape and may result in the implementation of certain food regulation changes that could be adverse to our business. If we fail to anticipate or adapt to new rules governing food manufacturing, labeling, or packaging, it may lead to an increase in costs or interruptions in production, either of which could adversely affect our operations and financial condition. Changes in marketing or labeling requirements or standards related to our products could require us to revise or discontinue making certain claims or utilizing certain branding elements, which may make our products less appealing to consumers. New or revised government laws and regulations could result in additional compliance costs and, in the event of non-compliance, civil remedies, including fines, injunctions, withdrawals, recalls or seizures, and confiscations, as well as potential criminal sanctions, any of which may adversely affect our business, financial condition, and results of operations.

From time to time, we may be subject to litigation, government investigations, or governmental proceedings, which may adversely impact our results of operations and financial condition.

From time to time, we have been and may continue to be involved in various legal, regulatory, or administrative investigations, negotiations, or proceedings arising in the normal course of business, including class action lawsuits. For instance, we have been named in a putative nationwide class action lawsuit by plaintiffs alleging that our Wild Rumpus Avocado pouch (which is a blend of organic pineapple, banana, apple, avocado and mint) should be described solely as a “Fruit Blend” rather than a “Fruit & Veggie Blend.” In the event of litigation, government investigations, or governmental proceedings, we are subject to the inherent risks and uncertainties that may result if outcomes differ from our expectations. In the event of adverse outcomes in any litigation, investigation, or governmental proceeding, we could be required to pay substantial damages, fines, or penalties and cease certain practices or activities, which could materially harm our business. For example, as an employer, we have been and may continue to be subject to various employment-related claims, such as individual or class actions or government enforcement actions relating to alleged employment discrimination, employee classification and related withholding, wage-hour, labor standards, or healthcare and benefit issues. Such actions, if successful in whole or in part, may affect our ability to compete and could materially adversely affect our business, financial condition, and results of operations.

Risks Relating to Intellectual Property and Information Technology

We may be unable to adequately protect our intellectual property rights, which could harm our business, financial condition, and results of operations.

We rely on a combination of trademark, service mark, trade secret, copyright and domain name rights, and related laws and internal procedures and nondisclosure agreements to protect our intellectual property. We believe our trademarks, trade secrets (including certain food product recipes and formulas), and domain names are valuable assets. However, our intellectual property rights may not be sufficient to distinguish our products from those of our competitors or to provide us with a competitive advantage, and may not allow us to prevent others from operating under similar names or offering similar food products in the same field or in similar fields. From time to time, third parties may use names, logos, and slogans similar to ours, may apply to register trademarks or domain names similar to ours, and may infringe or otherwise violate our intellectual property rights. Our intellectual property rights may not be successfully asserted against such third parties or may be invalidated, circumvented, or challenged. Asserting or defending our intellectual property rights could be time consuming and costly and could distract management’s attention and resources, and such efforts may be unsuccessful. If we are unable to prevent our competitors from using names, logos, slogans, and domain names similar to ours, consumer confusion could result, the perception of our brand and products could be negatively affected, and our sales and profitability could suffer as a result. In addition, if our wholesale customers receive negative publicity or fail to maintain the quality of the goods and services used in connection with our trademarks, our rights to and the value of, our trademarks could be harmed. Failure to protect our trade secrets and other proprietary information could also have an adverse effect on our business, financial condition, and results of operations. We may also be subject to claims that our activities or the products we sell infringe, misappropriate, or otherwise violate the intellectual property rights of others. Any such claims are typically time consuming and costly to defend and may distract management’s attention and resources, even if the claims are without merit, and may prevent us from using our trademarks or selling our products in certain geographies, any of which could adversely affect our business, financial condition, and results of operations.

Our business operations could be disrupted, and our business, reputation, financial condition, and results of operations could be harmed, if our information technology systems (or those of our third-party service providers), including artificial intelligence technologies, fail to perform adequately and accurately, or if we are unable to integrate new information technology systems to maintain and grow our competitive position.

The efficient operation of our business including management of our business data, communications, supply chain, order entry and fulfillment, and other business processes, depends on the availability and adequate performance of our information technology systems, some of which are managed by third-party service providers. The failure of our information technology systems or third-party service providers to perform as we anticipate could disrupt our business and could result in transaction errors, processing inefficiencies, and the loss of sales and customers, impacts to working capital, causing our business, reputation, financial condition, and results of operations to suffer. For example, we depend on certain third-party service providers to process and manage online orders through our website. Third-party service providers may fail to deliver a rewarding customer experience on our website or implement features that incidentally affect the functionality of our website. For instance, third-party service providers may incorrectly process customer orders, cause error messages to appear at checkout, or cancel customer orders in error. Any such incident may harm our reputation and results of operations. In addition, our information technology systems and third-party service providers may be vulnerable to damage or interruption from circumstances beyond our control, including fire, natural disasters, power outages, systems failures, security breaches, physical theft or vandalism, cyber attacks, and viruses, which could cause website slowdown or unavailability, delays, or errors in processing customer orders or loss of data. Any such damage or interruption could have a material adverse effect on our business, reputation, financial condition, and results of operations.

Furthermore, to maintain and grow our competitive position, we use and integrate AI technologies in connection with our business processes and operations, and intend to increase this use over time. Rapid changes in AI technology may require us to make significant ongoing investments to maintain and upgrade our technological capabilities. We may be unsuccessful in implementing these developments in a timely or cost-effective manner, or at all, and the AI technologies in which we invest may be less effective than expected, or become unavailable to us on favorable terms, or at all.

Our use of AI technologies, particularly generative AI technologies, carries certain risks, including, regarding the accuracy and quality of AI outputs, which may be inaccurate, biased, or otherwise inappropriate for our business’ or our customers’ needs, and, in turn, could adversely impact our business and reputation. Our use of AI, particularly generative AI, may create legal and financial exposure, including for claims and liabilities associated with AI outputs that may be alleged to infringe the intellectual property rights of third parties. Furthermore, where our confidential or other sensitive information is processed by a third-party AI provider, this could put the confidentiality of such information at risk, including if such third-party AI provider breaches its contractual obligations to us, suffers cyber-attacks, or intentionally or inadvertently misuses our confidential information. In such an instance, it is possible that our confidential or other sensitive information could become available to third parties, including our competitors. We or our employees may use AI technologies, inadvertently or otherwise, in a manner that puts our confidential information or intellectual property rights at risk. Any of the foregoing risks may result in customer dissatisfaction, diversion of management’s attention and resources, and may harm our business, financial condition, and results of operations.

Risks Relating to Tax

Changes in tax laws may impact our future financial position and results of operation.

The United States has recently enacted significant changes to U.S. tax law. We are continuing to review the impact of this legislation. Additionally, new income, sales, use, or other tax laws, statutes, rules, regulations, or ordinances could be enacted at any time, or interpreted, changed, modified, or applied adversely to us, any of which could adversely affect our business operations and financial performance. In particular, presidential and congressional elections in the United States could result in significant changes in, and uncertainty with respect to, tax legislation, regulation, and government policy directly affecting our business or indirectly affecting us because of impacts on our customers, suppliers, and manufacturers. For example, the U.S. government may enact significant changes to the taxation of business entities including, among others, a permanent increase in the corporate income tax rate and the imposition of minimum taxes or surtaxes on certain types of income. The likelihood of these changes being enacted or implemented is unclear. We are currently unable to predict whether such changes will occur and, if so, the ultimate impact on our business. To the extent that such changes have a negative impact on us, our suppliers, manufacturers, or our customers, including as a result of related uncertainty, these changes may adversely impact our business, financial condition, results of operations, and cash flows.

Our ability to use net operating losses and other tax attributes to offset future taxable income may be subject to certain limitations.

Our U.S. federal and state net operating loss (“NOLs”) carryforwards and certain other tax credits may be subject to limitations under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended (the “Code”), respectively, and similar provisions of state law. Under those sections of the Code, a corporation that undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, is subject to limitations on its ability to utilize its pre-change NOLs and other pre-change tax attributes, such as research tax credits, to offset future taxable income or taxes. Our existing NOLs may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change in the future, our ability to utilize NOLs and other tax attributes could be further limited by Sections 382 and 383 of the Code. In addition, future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Sections 382 and 383 of the Code. “Ownership changes” that have occurred in the past or that may occur in the future, could result in the imposition of an annual limit on the amount of pre-ownership change NOLs and other tax attributes we can use to reduce taxable income, potentially increasing and accelerating our liability for income taxes, and also potentially causing those tax attributes to expire unused.

Risks Relating to Our Indebtedness

Our indebtedness could materially adversely affect our financial condition.

As of December 31, 2025, our total indebtedness was $60.2 million, including $17.2 million under our Convertible Notes and $43.0 million under our Revolving Credit Facility. Our Convertible Notes converted into common stock in connection with our IPO in February 2026, and we repaid all amounts outstanding under the Revolving Credit Facility with a portion of the proceeds from our IPO. Our Revolving Credit Facility provides for availability of up to $65.0 million of borrowings and our Term Loan Facility for availability of up to $30.0 million. From time to time, we may draw amounts under our Revolving Credit Facility and our Term Loan Facility.

Our indebtedness under the Credit Agreement (as defined herein) could have important consequences to the holders of our common stock, including the following:

•
making it more difficult for us to satisfy our obligations with respect to our other debt;
•
limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions, or other general corporate requirements;
•
requiring us to dedicate a substantial portion of our cash flows to debt service payments, thereby reducing the amount of cash flows available for working capital, capital expenditures, acquisitions, and other general corporate purposes;
•
increasing our vulnerability to general adverse economic and industry conditions;
•
exposing us to the risk of increased interest rates as certain of our borrowings, including the unhedged portion of borrowings under the Credit Agreement, are at variable rates of interest;
•
limiting our flexibility in planning for and reacting to changes in the industry in which we compete;
•
placing us at a disadvantage compared to other, less leveraged competitors; and
•
increasing our cost of borrowing.

In addition, the Credit Agreement contains restrictive covenants that limit our ability to engage in activities that may be in our long-term best interest. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all our debt.

We, and certain of our future subsidiaries, may be able to incur significant additional indebtedness in the future. Although the Credit Agreement contains restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also will not prevent us from incurring obligations that do not constitute “indebtedness” under the Credit Agreement.

The Revolving Credit Facility will mature on September 10, 2028 (with an option to extend the maturity date to June 30, 2030 upon the achievement of certain milestones).

We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled principal and interest payments on or refinance our debt obligations depends on our financial condition and operating performance and on other factors that are out of our control. We cannot be sure that our business will generate sufficient cash flows from operating activities, or that future borrowings will be available, to permit us to pay the principal and interest on our indebtedness.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital, or restructure or refinance our indebtedness. We may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Borrowings under the Credit Agreement are at a variable rate of interest and expose us to interest rate risk. If interest rates were to increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease.

A lowering or withdrawal of the ratings assigned to our debt by rating agencies may increase our future borrowing costs and reduce our access to capital.

Our debt currently has a non-investment grade rating, and any rating assigned could be lowered or withdrawn entirely by a rating agency if, in that rating agency’s judgment, future circumstances relating to the basis of the rating, such as adverse changes, so warrant. Any future lowering of our ratings would likely make it more difficult or expensive for us to obtain additional debt financing.

Risks Relating to Our Status as a Public Benefit Corporation

Our status as a public benefit corporation may not result in the benefits that we anticipate.

We have elected to be classified as a public benefit corporation under Delaware law. As a public benefit corporation, we are required to balance the financial interests of our stockholders with the best interests of those stakeholders materially affected by our conduct, including those affected by the specific benefit purposes set forth in our certificate of incorporation. In addition, there is no assurance that the expected positive impact from being a public benefit corporation will be realized. Accordingly, being a public benefit corporation and complying with our related obligations could negatively impact our ability to provide the highest possible return to our stockholders.

As a public benefit corporation, we are required to deliver a report to stockholders at least biennially on our overall public benefit performance and on our assessment of our success in achieving our specific public benefit purpose. If we are not timely or are unable to provide this report, or if the report is not viewed favorably by parties doing business with us or regulators or others reviewing our credentials, our reputation and status as a public benefit corporation may be harmed.

As a public benefit corporation, our focus on a specific public benefit purpose and producing a positive effect for society may negatively impact our financial performance.

Unlike traditional corporations, which have a fiduciary duty to focus exclusively on maximizing stockholder value, our directors have a fiduciary duty to consider not only the stockholders’ interests, but also our specific public benefit and the interests of other stakeholders affected by our actions. Therefore, we may take actions that we believe will be in the best interests of those stakeholders materially affected by our specific benefit purpose, even if those actions do not maximize our financial results. While we intend for this public benefit designation and obligation to provide an overall net benefit to us and our partners, it could instead cause us to make decisions and take actions without seeking to maximize the income generated from our business, and hence available for distribution to our stockholders. Our pursuit of longer-term or non-pecuniary benefits may not materialize within the timeframe we expect or at all and may have an immediate negative effect on any amounts available for distribution to our stockholders. Accordingly, being a public benefit corporation and complying with our related obligations could harm our business, financial condition, and results of operations, which in turn could cause our stock price to decline.

Additionally, as a public benefit corporation, we may be less attractive as a takeover target than a traditional company and, therefore, your ability to realize your investment through an acquisition may be limited. Public benefit corporations may also not be attractive targets for activists or hedge fund investors because new directors would still have to consider and give appropriate weight to the public benefit along with stockholder value, and stockholders can enforce this through derivative suits. Further, by requiring the boards of directors of public benefit corporations to consider additional constituencies other than stockholders, Delaware public benefit corporation law could potentially make it easier for a board to reject a hostile bid, even where the takeover would provide the greatest short-term financial yield to investors.

Our directors have a fiduciary duty to consider not only our stockholders’ interests, but also our specific public benefit and the interests of other stakeholders affected by our conduct. If a conflict between such interests arises, there is no guarantee such a conflict would be resolved in favor of our stockholders.

While directors of traditional corporations are required to make decisions they believe to be in the best interests of stockholders, directors of a public benefit corporation have a fiduciary duty to balance the stockholders’ pecuniary interests, the best interests of other stakeholders materially affected by the public benefit corporation’s conduct, and the public benefit corporation’s specific public benefit and the interests of other stakeholders affected by the public benefit corporation’s conduct. Under Delaware law, directors are shielded from liability for breach of these fiduciary obligations if they make informed and disinterested decisions that serve a rational purpose. Thus, our directors are not merely permitted, but obligated, to consider our specific public benefit and the interests of other stakeholders. In the event of a conflict between the financial interests of our stockholders and the interests of our specific public benefit or our other stakeholders, our directors are obligated to make informed and disinterested decisions that serve a rational purpose; thus, there is no guarantee that such a conflict would be resolved in favor of our stockholders’ financial interests. Accordingly, Delaware law and our public benefit corporation status could result in our board of directors making decisions that are less financially lucrative for our stockholders in the short- and/or long-term if the public benefit and other stakeholder considerations are significant, which could harm our business, financial condition, and results of operations, which in turn could cause our stock price to decline.

As a public benefit corporation, our duty to balance a variety of interests may result in actions that do not maximize stockholder value.

As a public benefit corporation, our board of directors has a duty to balance (i) the pecuniary interest of our stockholders; (ii) the best interests of those materially affected by our conduct; and (iii) specific public benefits identified in our certificate of incorporation. While we believe our public benefit designation and associated obligations will benefit our stockholders, in balancing these interests our board of directors may take actions that do not maximize stockholder value. Any benefits to stockholders resulting from our public benefit purposes may not materialize within the timeframe we expect or at all and may have negative effects. For example:

•
we may choose to revise our policies in ways that we believe will be beneficial to stakeholders other than our stockholders, including farmers, suppliers, crew members and communities, even though the changes may be costly;
•
we may take actions, such as investing in technology and quality control mechanisms that exceed the requirements of the USDA and the FDA, even though these actions may be more costly than other alternatives;
•
we may be influenced to pursue programs and services to demonstrate our commitment to the communities we serve in by providing organic, farm-fresh food for babies and kids even though there may be no immediate return to our stockholders; or
•
in responding to a possible proposal to acquire the Company, our board of directors may be influenced by the interests of stakeholders, including farmers, suppliers, crew members and communities, whose interests may be different from the interests of our stockholders.

We may be unable to fully realize the benefits we expect from actions taken to benefit our stakeholders, including farmers, suppliers, crew members, and communities, which could adversely affect our business, financial condition, and results of operations, which in turn could cause our stock price to decline.

As a public benefit corporation, we may be subject to increased derivative litigation concerning our duty to balance stockholder and public benefit interests, the occurrence of which may have an adverse impact on our financial condition and results of operations.

Stockholders of a Delaware public benefit corporation (if they, individually or collectively, own at least 2% of its outstanding capital stock or shares having at least $2 million in market value (whichever is less)) are entitled to file a derivative lawsuit claiming that the corporation’s directors failed to balance stockholder and public benefit interests. This potential liability does not exist for traditional corporations. Therefore, we may be subject to the possibility of increased derivative litigation, which would require the attention of management and, as a result, may adversely impact management’s ability to effectively execute our strategy. Any such derivative litigation may be costly and have an adverse impact on our financial condition and results of operations.

Risks Relating to Ownership of Our Common Stock

The market price of our common stock may be volatile or may decline steeply or suddenly regardless of our operating performance. You may not be able to resell any shares of our common stock that you may own at or above the price at which you purchased them and may lose all or part of your investment.

Our common stock began trading on the NYSE on February 6, 2026. Therefore, there has only been a public market for our common stock for a short period of time. You may not be able to resell any shares of our common stock that you may own at or above the price at which you purchased such shares. The market price of our common stock may fluctuate or decline significantly in response to numerous factors, many of which are beyond our control, including:

•
actual or anticipated fluctuations in our revenues or other operating results;
•
variations between our actual operating results and the expectations of securities analysts, investors, and the financial community;
•
any forward-looking financial or operating information we may provide to the public or securities analysts, any changes in this information or our failure to meet expectations based on this information;
•
actions of securities analysts who initiate or maintain coverage of us, changes in financial estimates by any securities analysts who follow us or our failure to meet these estimates or the expectations of investors;
•
additional shares of common stock being sold into the market by us or our existing stockholders, or the anticipation of such sales, including if existing stockholders sell shares into the market when the applicable “lock-up” periods end;
•
announcements by us or our competitors of significant products or features, innovations, acquisitions, strategic partnerships, joint ventures, capital commitments, divestitures, or other dispositions;
•
loss of relationships with significant suppliers or other customers;
•
changes in operating performance and stock market valuations of companies in our industry, including our competitors;
•
difficulties in integrating any new acquisitions we may make;
•
loss of services from members of management or employees or difficulty in recruiting additional employees;
•
deterioration of economic conditions in the United States and reduction in demand for our products;
•
price and volume fluctuations in the overall stock market, including as a result of general economic trends;
•
lawsuits threatened or filed against us, or events that negatively impact our reputation; and
•
developments in new legislation and pending lawsuits or regulatory actions, including interim or final rulings by judicial or regulatory bodies.

In addition, extreme price and volume fluctuations in the stock markets have affected and continue to affect the stock prices of many companies. Often, their stock prices have fluctuated in ways unrelated or disproportionate to their operating performance. In the past, stockholders have filed securities class action litigation against companies following periods of market volatility. Such securities litigation, if instituted against us, could subject us to substantial costs, divert resources and the attention of management from our business and seriously harm our business.

An active trading market for our common stock may not be sustained.

Our common stock began trading on the NYSE on February 6, 2026. Therefore, there has only been a public market for our common stock for a short period of time. We cannot be certain that an active trading market for our common stock will be sustained. Furthermore, we cannot be certain that we will continue to satisfy the continued listing standards of NYSE. If we fail to satisfy the continued listing standards, we could be de-listed, which would have a material adverse effect on the liquidity and price of our common stock.

Future sales of our common stock and other actions by existing stockholders could cause our stock price to decline.

If our existing stockholders, including employees, who have or obtain equity, sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the lock-up and legal restrictions on resale relating to our IPO expire, the trading price of our common stock could decline. As of March 6, 2026, we have an outstanding total of 41,881,392 shares of common stock. Of these shares, only the shares of common stock sold in our IPO are freely tradable without restrictions or further registration under the Securities Act of 1933, as amended (the “Securities Act”), except for any shares held by persons who are not our “affiliates” as defined in Rule 144 under the Securities Act and who have complied with the holding period requirements of Rule 144 under the Securities Act.

In connection with our IPO, subject to certain exceptions, we and all of our pre-IPO stockholders entered into agreements with the underwriters for the IPO under which we and they agreed not to dispose of any shares of common stock, any options or warrants to purchase any shares of common stock or any securities convertible into or exchangeable for or that represent the right to receive shares of common stock during a period of 180 days following the pricing of our IPO, or August 4, 2026.

When the lock-up period in these agreements expires, we and our pre-IPO stockholders will be able to sell shares in the public market. In addition, the underwriters for the IPO may release all or some portion of the shares subject to the lock-up agreements prior to the expiration of the lock-up period. Sales of a substantial number of such shares, or the perception that such sales may occur, upon the expiration or early release of the securities subject to the lock-up agreements could cause the price of our common stock to decline or make it more difficult for you to sell your common stock at a time and price that you deem appropriate.

In addition, certain of our stockholders have demand and “piggyback” registration rights with respect to our common stock. See Part III, Item 13. “Certain Relationships and Related Party Transactions—Registration Rights Agreement” for a discussion of the shares of our common stock that may be sold into the public market in the future.

We currently do not intend to pay dividends on our common stock, and our indebtedness could limit our ability to pay dividends on our common stock.

We currently do not anticipate paying any cash dividends for the foreseeable future. In addition, the terms of our indebtedness limit our ability to pay dividends or make other distributions on, or to repurchase or redeem, shares of our capital stock. Consequently, your only opportunity to achieve a return on your investment in our Company will be if the market price of our common stock appreciates and you sell your shares at a profit. There is no guarantee that the price of our common stock will ever exceed the price that you may have paid to acquire any shares of our common stock that you may own. We cannot be sure that we will pay dividends in the future or continue to pay dividends if we do commence paying dividends.

If securities or industry analysts either do not publish research about us or publish inaccurate or unfavorable research about us, our business, or our market, if they adversely change their recommendations regarding our common stock, or if our operating results do not meet their expectations or any financial guidance we may provide, the trading price or trading volume of our common stock could decline.

The trading market for our common stock will be influenced in part by the research and reports that securities or industry analysts may publish about us, our business, our market, or our competitors. If one or more of the analysts initiate research with an unfavorable rating or downgrade our common stock, provide a more favorable recommendation regarding our competitors, or publish inaccurate or unfavorable research about our business, our common stock price would likely decline. If one or more analysts who may cover us were to cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause the trading price or trading volume of our common stock to decline.

In addition, if we do not meet any financial guidance that we may provide to the public or if we do not meet expectations of securities analysts or investors, the trading price of our common stock could decline significantly. Our operating results may fluctuate significantly from period to period as a result of changes in a variety of factors affecting us or our industry, many of which are difficult to predict. As a result, we may experience challenges in forecasting our operating results for future periods.

Future issuances of our common stock could result in significant dilution to our stockholders, dilute the voting power of our common stock, and depress the market price of our common stock.

Future issuances of our common stock could result in dilution to existing holders of our common stock. Such issuances, or the perception that such issuances may occur, could depress the market price of our common stock. We may issue additional equity securities from time to time, including equity securities that could have rights senior to those of our common stock. As a result, current stockholders bear the risk that future issuances of equity securities may reduce the value of their shares and dilute their ownership interests. Also, as outstanding stock-based awards are issued or become vested, there will be further dilution to the holders of our common stock.

We incur increased costs and devote substantial management time as a result of operating as a public company.

As a public company, we incur significant legal, accounting, investor relations, and other expenses that we did not incur as a private company. For example, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are required to comply with the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act as well as rules and regulations subsequently implemented by the SEC and NYSE, including the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. The requirements of operating as a public company have increased our legal and financial compliance and investor relations costs and have made some activities more time consuming and costly. In addition, our management and other personnel are required to devote substantial time to these public company requirements. In particular, we expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act, which will increase when we are no longer an emerging growth company, as defined by the JOBS Act. We have also established an investor relations function that utilizes additional resources.

Public company reporting and disclosure obligations and a broader stockholder base as a result of our status as a public company exposes us to a greater risk of claims by stockholders, and we may experience threatened or actual litigation from time to time. If claims asserted in such litigation are successful, our business and operating results could be adversely affected, and, even if claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them and the diversion of management resources, could adversely affect our business and operating results.

We are an “emerging growth company” and will be able to avail ourselves of reduced disclosure requirements applicable to emerging growth companies, which could make our common stock less attractive to investors.

We are an emerging growth company, as defined in the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, under the JOBS Act, emerging growth companies can delay the adoption of certain new or revised accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of this exemption from new or revised accounting standards and, therefore, we will not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies or that have opted out of using such extended transition period, which may make comparison of our financial statements with those of other public companies more difficult. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

We may take advantage of these reporting exemptions until we are no longer an emerging growth company or, with respect to adoption of certain new or revised accounting standards, until we irrevocably elect to opt out of using the extended transition period. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenue of $1.235 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of our IPO; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

Risks Relating to Our Organizational Structure

Provisions in our certificate of incorporation and bylaws could make a merger, tender offer, or proxy contest difficult, thereby depressing the trading price of our common stock.

Our certificate of incorporation and bylaws contain provisions that could depress the trading price of our common stock by acting to discourage, delay, or prevent a change of control of our Company or changes in our management that our stockholders may deem advantageous. In particular, our certificate of incorporation and bylaws:

•
establish a classified board of directors so that not all members are elected at one time, which could delay the ability of stockholders to change the membership of a majority of our board of directors;
•
permit our board of directors to establish the number of directors and fill any vacancies (including vacancies resulting from an expansion in the size of our board of directors), except in the case of the vacancy of a director designated by CAVU Venture Partners II, LP, CAVU Venture Partners III, LP, CAVU Venture Partners IV, LP, and TNG Investors LP, which are investment funds managed by CAVU Consumer Partners LLC (collectively, “CAVU”), so long as CAVU continues to have the right to nominate a director pursuant to the terms of the Director Nomination Agreement (in which case CAVU will be able to fill the vacancy);
•
establish limitations on the removal of directors;
•
authorize the issuance of “blank check” preferred stock that our board of directors could use to implement a stockholder rights plan;
•
provide that our board of directors is expressly authorized to make, alter, or repeal our bylaws;
•
restrict the forum for certain litigation against us to Delaware;
•
provide that stockholders may not act by written consent, which would require stockholder action to be taken at an annual or special meeting of our stockholders;
•
prohibit stockholders from calling special meetings, which would delay the ability of our stockholders to force consideration of a proposal or to take action, including with respect to the removal of directors; and
•
establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.

Section 203 of the Delaware General Corporation Law (the “DGCL”) prohibits a publicly held Delaware corporation from engaging in a business combination with an interested stockholder, generally a person, individually or together with any other interested stockholder, who owns or within the last three years has owned 15% of our voting stock, unless the business combination is approved in a prescribed manner. We have elected to opt out of Section 203 of the DGCL. However, our certificate of incorporation will contain a provision that is of similar effect, except that it will exempt from its scope CAVU and S2G Ventures Fund I, L.P., S2G Ventures Fund II, L.P., and S2G Builders Food and Agriculture Fund III, L.P., which are investment funds managed by S2G Investments, LLC (collectively “S2G”) and any of their affiliates and certain of their respective direct or indirect transferees.

In addition, as a public benefit corporation, our board of directors is required by the DGCL to manage or direct our business conduct, and the specific public benefits identified in our certificate of incorporation. We believe that our public benefit corporation status will make it more difficult for another party to obtain control of us without maintaining our public benefit corporation status and purpose.

Any provision of our certificate of incorporation, our bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of common stock and could also affect the price that some investors are willing to pay for our common stock.

Our certificate of incorporation will designate the Court of Chancery of the State of Delaware as the exclusive forum for certain litigation that may be initiated by our stockholders and the federal district courts of the United States as the exclusive forum for litigation arising under the Securities Act, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.

Pursuant to our certificate of incorporation, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for any claims in state court for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (3) any action asserting a claim against us arising pursuant to any provision of the DGCL, our certificate of incorporation or our bylaws, or (4) any other action asserting a claim against us that is governed by the internal affairs doctrine; provided that for the avoidance of doubt, the forum selection provision that identifies the Court of Chancery of the State of Delaware as the exclusive forum for certain litigation, including any “derivative action,” will not apply to suits to enforce a duty or liability created by Securities Act, the Exchange Act, or any other claim for which the federal courts have exclusive jurisdiction. Our certificate of incorporation will also provide that unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States shall be the exclusive forum for the resolutions of any complaint asserting a cause of action arising under the Securities Act.

Moreover, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all claims brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder and our certificate of incorporation will also provide that, unless we consent in writing to the selection of an alternative forum and to the fullest extent permitted by law, the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. While there can be no assurance that federal or state courts will follow the holding of the Delaware Supreme Court or determine that our federal forum provision should be enforced in a particular case, application of our federal forum provision means that suits brought by our stockholders to enforce any duty or liability created by the Securities Act must be brought in federal court and cannot be brought in state court.

Section 27 of the Exchange Act creates exclusive federal jurisdiction over all claims brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder and our certificate of incorporation will provide that neither the exclusive forum provision nor our federal forum provision applies to suits brought to enforce any duty or liability created by the Exchange Act. Accordingly, actions by our stockholders to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder must be brought in federal court. Our stockholders will not be deemed to have waived our compliance with the federal securities laws and the regulations promulgated thereunder.

Our certificate of incorporation will further provide that any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have notice of and consented to the provisions of our certificate of incorporation described above. The forum selection clause in our certificate of incorporation may have the effect of discouraging lawsuits against us or our directors and officers and may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us. If the enforceability of our forum selection provisions were to be challenged, we may incur additional costs associated with resolving such challenge. While we currently have no basis to expect any such challenge would be successful, if a court were to find our forum selection provisions to be inapplicable or unenforceable with respect to one or more of these specified types of actions or proceedings, we may incur additional costs associated with having to litigate in other jurisdictions, which could have an adverse effect on our business, financial condition, results of operations, cash flows, and prospects and result in a diversion of the time and resources of our employees, management, and board of directors.

Our certificate of incorporation will contain a provision renouncing our interest and expectancy in certain corporate opportunities.

Under our certificate of incorporation, neither CAVU nor S2G, nor any of their respective portfolio companies, funds, or other affiliates, nor any of their officers, directors, employees, agents, stockholders, members, or partners will have any duty to refrain from engaging, directly or indirectly, in the same business activities, similar business activities, or lines of business in which we operate. In addition, our certificate of incorporation provides that, to the fullest extent permitted by law, no officer or director of ours who is also an officer, director, employee, agent, stockholder, member, partner, or affiliate of either of CAVU or S2G will be liable to us or our stockholders for breach of any fiduciary duty by reason of the fact that any such individual directs a corporate opportunity to CAVU or S2G, instead of to us, or does not communicate information regarding a corporate opportunity to us that the officer, director, employee, agent, stockholder, member, partner, or affiliate has directed to CAVU or S2G. For example, a director of our Company who also serves as an officer, director, employee, agent, stockholder, member, partner, or affiliate of CAVU or S2G, or any of their respective portfolio companies, funds, or other affiliates may pursue certain acquisitions or other opportunities that may be complementary to our business and, as a result, such acquisition or other opportunities may not be available to us. These potential conflicts of interest could have a material adverse effect on our business, financial condition, results of operations, or prospects if attractive corporate opportunities are allocated by CAVU or S2G to themselves or their respective portfolio companies, funds, or other affiliates instead of to us.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Risk Management and Strategy

We have implemented and maintain various information security processes designed to identify, assess, and manage material risks from cybersecurity threats to our critical computer networks, third-party hosted services, communications systems, hardware and software, and our critical data, including intellectual property, confidential information that is proprietary, strategic, or competitive in nature, and personal and financial data regarding our employees, suppliers, customers, and other business partners.

Our Information Technology department, under the leadership of our Chief Accounting Officer and the Vice President of IT and Systems, and with cross-functional internal and third-party support, helps identify, assess, and manage our cybersecurity threats and risks. The Information Technology department leverages the Center for Internet Security (CIS) Cybersecurity Framework to assess risks from cybersecurity threats and monitors our threat environment and our risk profile using various methods, including, for example, regular threat assessments (including through interaction with law enforcement when necessary), internal and external audits, threat environment scans and third-party threat assessments, vulnerability assessments, external intelligence feeds, and third-party-conducted tabletop training exercises.

Depending on the environment and system, we implement and maintain certain technical and physical processes, standards, and policies designed to manage and mitigate material risks from cybersecurity threats to our information systems and data, including, for example, a written incident response plan and incident response policy, business continuity plans, data encryption for certain data, implementation of certain security standards, network security and access controls, data segregation, asset tracking/disposal systems, penetration testing, and required employee training programs.

Our assessment and management of material risks from cybersecurity threats are integrated into our overall risk management processes. Our Information Technology department and third-party providers work with our senior leadership team to prioritize our risk management processes and mitigate cybersecurity threats that are likely to materially impact our business. Our senior leadership team evaluates material risks from cybersecurity threats against our overall business objectives and will report to the Audit Committee of our Board of Directors, which is responsible for evaluating our overall enterprise risk.

We use third-party service providers to assist us from time to time to identify, assess, and manage material risks from cybersecurity threats, including professional services firms, penetration testing providers, cybersecurity consultants, forensic investigators, training platforms, and managed cybersecurity service providers.

We have experienced, and may in the future experience, whether directly or through our third-party providers, cybersecurity incidents. While risks from cybersecurity threats, including prior incidents, have not had a material impact on us, future incidents could have a material impact on our business strategy, results of operations, and financial condition. For additional information about the Company’s cybersecurity risks, please refer to the section titled “Risks Relating to Intellectual Property and Information Technology” in Part I, Item 1A. in this Annual Report on Form 10-K.

Governance

Our Board of Directors is responsible for addressing our cybersecurity risk management as part of its general oversight function. Our Audit Committee has been delegated oversight of the assessment and management of the Company’s cybersecurity risks, and the steps management takes to monitor and control such exposures. Our Audit Committee will report to our Board of Directors on significant cybersecurity matters periodically, or more often as the need arises. Management is responsible for providing regular updates on the Company’s cybersecurity risks resulting from risk assessments to the Audit Committee.

Our cybersecurity risk assessment and management processes are implemented and maintained by certain members of our management, including our Vice President of IT and Systems, with the oversight of our Chief Accounting Officer. Our Vice President of IT and Systems is responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into our overall risk management strategy, and communicating key priorities to relevant personnel. Our Vice President of IT and Systems, in consultation with our Chief Accounting Officer, is responsible for approving budgets, helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports. Our Vice President of IT and Systems has over 30 years of relevant experience, including leadership roles in the information technology departments of public and private companies, as well as various cybersecurity certifications. Our Chief Accounting Officer has diverse work experience spanning over 30 years, with extensive expertise in finance, accounting, risk management, compliance, and strategic management.

Item 2. Properties.

We lease our principal executive offices, which are located at 950 Gilman Street, Suite 100, Berkeley, CA 94710. The Company is a remote-first company, meaning that our team members, including our executive officers, have the option of either working from our office space in Berkeley, California or telecommuting.

Item 3. Legal Proceedings.

For information regarding our legal proceedings, refer to Note 7 of our Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock commenced trading on the NYSE on February 6, 2026 under the symbol “OFRM.”

Holders of Record

As of March 6, 2026, there were 114 stockholders of record. This number does not include the indeterminate number of beneficial holders whose shares are held in “street name” through brokerage firms, clearing agencies, or other financial institutions.

Dividend Policy

We do not currently intend to pay dividends on our common stock in the foreseeable future. Any future determination relating to our dividend policy will be made at the discretion of our Board of Directors and will depend on a number of factors, including restrictions in our current and future debt instruments, our future earnings, capital requirements, financial condition, prospects, and applicable Delaware law, which provides that dividends are only payable out of surplus or current net profits.

Securities Authorized for Issuance under Equity Compensation Plans

Information about securities authorized for issuance under our equity compensation plans as of December 31, 2025 is incorporated herein by reference to Part III, Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

In 2025, we granted employees and directors stock options to purchase an aggregate of 648,440 shares of common stock upon the exercise of options under the Once Upon a Farm, PBC 2021 Omnibus Incentive Plan at an exercise price per share of $8.75. These offers were deemed to be exempt from registration in reliance upon Section 4(a)(2) of the Securities Act or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions between an issuer not involving any public offering within the meaning of Section 4(a)(2) of the Securities Act or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701.

Issuer Purchases of Equity Securities

None.

Use of Proceeds

On January 30, 2026, our Registration Statement on Form S-1 (File No. 333-290577) (the “Registration Statement”) relating to our IPO was declared effective by the SEC. On February 9, 2026, we completed the IPO, pursuant to which we issued and sold 7,631,537 shares at a price to the public of $18.00 per share. Certain selling stockholders sold 3,365,672 shares at the same price to the public. Shortly following the close of the offering, the underwriters exercised their option to purchase an additional 1,649,581 shares at the initial public offering price. Goldman Sachs & Co. LLC and J.P. Morgan Securities LLC served as managing underwriters. We received net proceeds of approximately $139.3 million, after deducting approximately $9.6 million of underwriting discounts and commissions and approximately $16.1 million of offering expenses payable by us. We did not receive any of the proceeds from the sale of shares by the selling stockholders. There has been no material change in the planned use of proceeds from our IPO as described in the final prospectus dated February 9, 2026, as filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those set forth in Part I, Item 1A. “Risk Factors,” and “Cautionary Statement Concerning Forward-Looking Statements” in this Annual Report on Form 10-K. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and related notes in Part II, Item 8. in this Annual Report on Form 10-K.

For the discussion of our financial condition and results of operations and our cash flows for the year ended December 31, 2024 compared to the year ended December 31, 2023, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our final prospectus dated February 5, 2026, as filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act.

Overview

Once Upon a Farm is driving systemic change in childhood nutrition with real, organic, farm-fresh food –made with no added sugar, no preservatives, and nothing artificial. From baby’s first bites to kid’s school-ready snacks, we are a rapidly growing leader in modern childhood nutrition that provides innovative, nutrient-packed, delicious food to on-the-go parents for their babies and kids. We revolutionized the childhood nutrition category with what we believe is the first-ever cold-pressed Pouch, setting a new standard for nutrition that parents love and kids crave. Our mission and commitment to our consumers guide every decision we make and are at the heart of our identity and journey ahead. We are a Public Benefit Corporation, which requires us to uphold high social and environmental standards and provide transparency for all of our stockholders. Additionally, we believe we are the first baby through kid parent-ally brand with a deep commitment to superior, fresh products with high nutritional standards and incredible taste. Our thoughtful recipes are crafted with high-quality organic ingredients, from cold-pressed Pouches, to Refrigerated Oat Bars and Dry Baby Snacks, earning us the trust of parents, and fostering a loyal, passionate, and fast-growing consumer base.

In February 2026, we closed the initial public offering ("IPO") of our common stock, in which we issued and sold an aggregate of 7,631,537 shares of common stock at a price to the public of $18 per share. Shortly following the close of the offering, the underwriters exercised their option to purchase an additional 1,649,581 shares at the initial public offering price. In the aggregate, we received net proceeds from the offering of approximately $139.3 million, after deducting underwriting discounts, commissions and offering expenses.

Key Factors Affecting our Performance

Our ability to achieve sustainable growth and profitability is impacted by many factors, including those described below and in Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K. Certain factors are strategically tied to key metrics that define our success:

Increasing Brand Awareness and Household Penetration

Growing our brand awareness and household penetration is central to our strategy for long-term growth. Our approach and creation of great-tasting, high-quality, nutritional and organic products that kids love establishes trust in parents and fosters brand-loyalty from our customers. As we continue to expand our innovative product offerings, we plan to establish trust with parents in the early stages of their baby’s development, building brand loyalty that allows us to strategically deliver great-tasting, healthy and convenient products to kids of all ages. We plan to increase our brand awareness and household penetration by leveraging a full-funnel modern marketing approach that includes retail media networks, influencer programs, high-frequency national media campaigns, engaging social media, impactful sponsorships, and immersive activations. To grow and maintain our brand, we must invest in sales and marketing to promote word-of-mouth sharing of our brand to attract new customers. We believe that once consumers are introduced to our brand and products, we will be able to drive conversion to repeat purchases and long-term loyalty.

Investment in Retail Partnerships and Distribution Expansion

Our long-term growth strategy relies on our ability to cultivate and maintain relationships with our retail customers to expand our presence and optimize distribution across all retail stores. Our success is dependent on deepening the assortment of our product offerings and ensuring that our products are prominently displayed in both our retail customers’ brick-and-mortar stores and e-commerce platforms. Our relationships with our retail customers also allow us to deepen the assortment of our product offerings by extending our reach to new product categories and expanding the number of shelves that our products are displayed on at stores in major classes of retail, including grocery, mass, club, natural and specialty stores.

We also intend to grow our sales and in-store footprint through the national rollout of our cooler program. Our coolers, which can be found replacing standard shelving in the baby aisle, as an end-cap display or free standing in the baby aisle, currently feature our widest selection of Pouches and baby food meals. As of December 31, 2025, we have deployed over 3,400 coolers in stores to date and believe there is an opportunity to expand the footprint to more than 15,000 coolers in stores in North America. We invest in slotting fees and offer other incentives to encourage our retail customers to place our coolers in more of their stores and display our coolers in ideal locations within their stores. As we accelerate the rollout of coolers, we expect increases in overall sales velocity and believe there are further opportunities for sales velocity enhancement as we continue to optimize the product assortment offered in the cooler and encourage excitement for our product across aisles. The presence of baby coolers also drives an increase in basket size for the whole baby department, which encourages our retail customers to participate in this initiative with us. The direct impact of the new cooler additions on our net sales varies based on numerous factors including store traffic and cooler size.

In addition to our primary retail growth strategy of increasing depth of our product offerings with our existing retail customers, we believe there is a significant opportunity to increase sales through e-commerce and delivery platforms and expand into new retail customers and international markets.

Product Innovation and Category Leadership

We are confident that through innovation in new products, product line extensions, and packaging types, we will drive meaningful growth for our Company. Investment in strategic product innovation is vital for meeting evolving consumer needs and complementing our existing product portfolio to expand our brand’s reach. We continue to expand and enhance our product offerings, including launches of Refrigerated Oat Bars and shelf-stable baby snacks, to meet the evolving needs of our consumers and drive demand for our products.

Aligning our innovation pipeline with consumer demands for organic, nutritious, delicious, and convenient products has positioned us as a leader in the baby and kids’ food market. We plan to invest in exploring new flavor combinations and innovative formats that enhance taste and nutritional value, and in expanding our existing functional product offerings across various formats, such as immunity, brain health, and protein, to provide parents with the functionality they are looking for and satisfy the cravings of babies and kids.

Drive Sustainable, Profitable Growth

Our future success is dependent on our ability to drive sustainable and profitable growth. We have made significant investments in assembling our strong leadership team, implementing strategic sales management principles, and building our global procurement network infrastructure to support long-term growth and to enhance the profitability of our core operating model as we grow. We also plan to continue to invest in expansion and automation of our scalable production platform with our co-manufacturing partners to increase our capacity and operational efficiency to support our growth and achieve economies of scale. With these investments, we believe we will be well-positioned to consistently deliver the highest quality, premium products to our consumers while also ensuring profitability and sustainability for Once Upon a Farm.

As we extend our presence with existing retail customers, we believe there is also opportunity to further increase our operating margins. The strength of our brand and ability to efficiently deliver industry-disrupting products to our consumers have consistently resulted in attractive and expanding gross margins.

Macroeconomic Uncertainty and Supply Chain Costs

Uncertainty in the macroeconomic environment resulting from geopolitical and economic instability, including the imposition of tariffs, embargoes, or similar restrictions could cause disruption in our supply chain. For example, in 2025, the U.S. presidential administration announced the imposition of tariffs on numerous countries that trade with the United States. As the implementation of tariffs is ongoing, more tariffs may be added in the future and countermeasures may be adopted by other countries. The imposition of certain of these tariffs remains uncertain as the situation is dynamic and rapidly evolving. New or increased tariffs could also negatively affect U.S national or regional economies or lead to increased inflation or a recession, which also could negatively impact our sales growth, and our business and results of operations. Any tariffs or other barriers to trade affecting Mexico and South America in particular, two regions from which we source a significant portion of our key fruit and vegetable ingredients, could lead to, among other things, shortages and higher cost of procurement, and could negatively impact our business and profitability.

In addition, in recent years, we have experienced elevated commodity and supply chain costs, including the costs of raw materials, packaging, labor, energy, fuel, freight, and other inputs necessary for the production and distribution of our products, and we expect elevated levels of inflation to continue in 2026. Such elevated commodity and supply chain costs and inflation levels did not have a material impact on our results of operations for the years ended December 31, 2025 and 2024. In an effort to mitigate the impact of these elevated costs, we have taken actions to: diversify the regions from which we source the raw materials used in our business, remove intermediate third parties in our supply chain, scale our business and work with co-manufacturing partners to increase our capacity and operational efficiency, including through investment in equipment used by our co-manufacturers.

For a further discussion of the risks and challenges posed by these events, see Part I, Item 1A. “Risk Factors—Risks Relating to Our Business and Industry” in this Annual Report on Form 10-K.

Components of Results of Operations

Net Sales

We generate revenue through sales of organic, nutrient-packed, farm-fresh Pouches, snacks, and other products for babies and kids through retail channels, which include traditional brick-and-mortar stores, e-commerce platforms, and delivery platforms, as well as directly to consumers through our direct-to-consumer (“DTC”) platform that we operate. Our revenue is recognized net of allowances for sales discounts and promotions and any sales or other similar taxes collected from consumers. We offer sales discounts and promotions to our retail and DTC customers through various programs. These programs include sales incentives, trade allowances, slotting fees, coupon offers, rebates, and term discounts. We anticipate that these sales discounts and promotions will impact our net sales and that changes in these activities could impact period over period results.

Cost of Goods Sold

Cost of goods sold consists primarily of product costs, third-party manufacturing fees, inbound freight of raw materials and finished goods, storage and handling costs during the manufacturing process, product loading and handling at our outsourced production facilities for distribution, depreciation of machinery, and equipment used in the manufacturing process as well as duties and tariffs.

We source our organic raw materials from farmers both in the United States and international markets. We also contract with outsourced partners in the United States to manufacture, package, and distribute our products to our customers.

Gross Profit and Gross Margin

Gross profit represents net sales less cost of goods sold. Gross margin is gross profit expressed as a percentage of net sales.

Our gross margin may in the future fluctuate from period to period based on a number of factors, including costs of produce and commodities, manufacturing, warehousing and transportation rates for inbound raw materials. Gross margin may also fluctuate in the future based on changes in the promotional environment in the marketplace, the mix of products we sell, the channel through which we sell our products and innovation initiatives we undertake in each of our product categories, among other factors.

Selling, General and Administrative

Selling, general and administrative expenses primarily consist of payroll and payroll-related benefits, stock-based compensation, marketing content and agency fees, customer growth and acquisition costs, warehouse and distribution costs, and freight costs associated with shipping goods to customers. Selling, general and administrative expenses also include depreciation and amortization and product development costs.

We expect selling, general and administrative expenses to increase in the future as we continue to scale our operations to meet our product demand, continue to build our product portfolio, and add personnel to our sales and marketing organization. We also expect to incur additional costs associated with operating as a public company, including increased expenses related to legal, audit, accounting, regulatory, and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance costs, investor and public relations costs, and other administrative and professional services.

Other Income (Expense)

Interest income consists of interest earned on our cash and cash equivalents. Interest expense is attributable to interest on our outstanding borrowings under our Nonconvertible Debt and Convertible Notes agreements (each as defined below). Following our initial public offering, we expect our interest expense to decrease, as a portion of the proceeds from the initial public offering were used to repay borrowings then outstanding under the Revolving Credit Facility and our outstanding Convertible Notes were converted into shares prior to or at the time of the offering. However, our Revolving Credit Facility provides for availability of up to $65.0 million of borrowings and our Term Loan for availability of up to $30.0 million. From time to time, we may draw amounts under our Revolving Credit Facility and our Term Loan Facility and expect to incur interest expense as a result of any such draws.

Change in fair value of derivative liability consists of adjustments to the fair value of our derivative liability. As a result of our initial public offering in February 2026 and the conversion of our outstanding Convertible Notes into shares of common stock, the derivative liability was eliminated and there will be no subsequent change in its fair value.

Other income (expense), net primarily consists of gains or losses due to adjustments to the fair value of our convertible preferred stock warrant liability. Subsequent to our initial public offering, the convertible preferred stock warrant liability was eliminated as a result of the exercise of the underlying warrants, and there will be no subsequent changes in its fair value.

Results of Operations

Comparison of the Fiscal Years Ended December 31, 2025 and 2024

The results of operations data have been derived from the audited consolidated financial statements included in Part II, Item 8. in this Annual Report on Form 10-K. The following table sets forth our results of operations for the periods presented:

	Year Ended December 31,
	2025	2024
	(in thousands)
Net sales	$240,681	$156,801
Cost of goods sold	138,794	88,464
Gross profit	101,887	68,337
Selling, general and administrative	107,590	74,655
Loss from operations	(5,703)	(6,318)
Other income (expense):
Interest expense	(2,739)	(1,611)
Interest income	294	892
Change in fair value of derivative liability	(8,566)	(16,037)
Other expense, net	(531)	(712)
Total other income (expense)	(11,542)	(17,468)
Net loss before income tax provision	(17,245)	(23,786)
Income tax provision	(4)	(50)
Net loss	$(17,249)	$(23,836)

Net Sales

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Kid
Pouches	$118,620	$96,095	$22,525	23%
Snacks	20,710	8,765	11,945	136%
Total Kid	139,330	104,860	34,470	33%
Baby
Pouches	31,760	27,343	4,417	16%
Snacks	67,373	20,644	46,729	226%
Other	2,218	3,954	(1,736)	(44)%
Total Baby	101,351	51,941	49,410	95%
Net sales	$240,681	$156,801	$83,880	53%

The increase in net sales of $83.9 million, or 53%, was primarily due to a 42% increase in volume growth, driven by both incremental distribution of existing products and the introduction of new products into our portfolio. The increase in net sales was also driven by a more favorable product mix primarily due to the introduction of newer products that are sold at a higher price per unit. Additionally, since 2024, we have launched 80 new SKUs across categories, with 45 new SKUs introduced in 2025. A “new SKU” is a unique product configuration, represented by a distinct GTIN/UPC, or barcode, that differs from existing SKUs in formulation, flavor, size, or format, and is introduced for commercial sale in the Company’s markets for the first time. Our newly launched kid and baby snacks categories resulted in a combined $58.7 million increase in net sales year over year. Net sales from Kid Pouches increased by $22.5 million and net sales from baby Pouches increased by $4.4 million year over year. For the year ended December 31, 2025, we incurred increased trade spending primarily related to slotting fees paid to retail customers for placement of new coolers in their stores, which was recognized as a reduction of net sales.

Cost of Goods Sold

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Cost of goods sold	$138,794	$88,464	$50,330	57%
Percentage of net sales	58%	56%		2%

The increase in cost of goods sold of $50.3 million, or 57%, was primarily due to increased sales volume. Cost of goods sold as a percentage of net sales increased by 2% primarily due to increased trade spending, which is recognized as a reduction in net sales and changes in sales mix.

Gross Profit and Gross Margin

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Gross profit	$101,887	$68,337	$33,550	49%
Gross margin	42%	44%		(2)%

The increase in gross profit by $33.6 million was driven by higher net sales generated during year ended December 31, 2025. The decrease in gross margin by 2% for the year ended December 31, 2025 compared to the year ended December 31, 2024 was primarily driven by increased cost of goods sold as a percentage of net sales due to increased trade spending. The increase in trade spending was primarily driven by slotting fees related to expansion into new stores, placement of coolers in retail customer stores, and dairy category resets in January 2025.

Selling, General and Administrative

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Selling, general and administrative	$107,590	$74,655	$32,935	44%
Percentage of net sales	45%	48%		(3)%

Selling, general and administrative expenses increased by $32.9 million, or 44%, primarily driven by:

•
an increase of $9.4 million in marketing expenses, primarily comprised of an increase in paid media spend, as well as an increase in spend in our shopper marketing program to better reach target consumers;
•
an increase of $5.9 million in stock-based compensation, depreciation, travel, and other expenses to support our increase in headcount and continued growth;
•
an increase of $5.9 million in employee-related costs, driven by an overall increase in headcount to support our continued growth;
•
an increase of $5.2 million in warehouse and distribution expenses and higher outbound freight driven by higher sales volumes and carrying larger volumes of inventory on hand throughout the year to support our growth;
•
an increase of $4.3 million in selling expenses, primarily driven by increases in merchandising fees, third-party commissions and other customer growth and acquisition costs, to support the growth in sales volume; and
•
an increase of $2.2 million in professional fees due to accounting, finance and legal costs as we prepared to operate as a public company.

Other Income (Expense)

Interest Expense

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Interest expense	$(2,739)	$(1,611)	$(1,128)	70%

The increase in interest expense by $1.1 million, or 70%, during the year ended December 31, 2025, compared to the year ended December 31, 2024, was due to increased borrowings. There was a $14.0 million draw on the Company’s existing credit facilities in February 2025, an additional $7.0 million draw in July 2025 and a total of $14.0 million in draws in the fourth quarter of 2025, which resulted in increased interest expense.

Interest Income

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Interest income	$294	$892	$(598)	(67)%

The decrease in interest income of $0.6 million, or 67%, was due to lower average cash balances in our money market accounts during the year ended December 31, 2025 compared to the year ended December 31, 2024.

Change in Fair Value of Derivative Liability

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Change in fair value of derivative liability	$(8,566)	$(16,037)	$7,471	(47)%

The change in fair value of derivative liability of $7.5 million was driven by a decrease in the change in fair value of our convertible preferred stock underlying the convertible notes.

Other Income (Expense), Net

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Other income (expense), net	$(531)	$(712)	$181	(25)%

The change in other income (expense), net of $0.2 million was primarily due to a decrease in the change in fair value of our convertible preferred stock warrant liability during the year ended December 31, 2025.

Liquidity and Capital Resources

Liquidity and Capital Resources

On February 9, 2026, we completed an IPO in which we issued and sold 7,631,537 shares of common stock, at the public offering price of $18.00 per share, plus an additional 1,649,581 shares of common stock at a public offering price of $18.00 per share pursuant to the exercise of the underwriter's option to purchase additional shares. We received net proceeds of approximately $139.3 million from the IPO, after deducting underwriting discounts and commissions and offering expenses payable by us. Historically, we have generated operating losses and have relied on private sales of securities and proceeds from debt financing to fund our operations. As of December 31, 2025, we had cash and cash equivalents of $10.9 million and accumulated deficit of $135.7 million. For the year ended December 31, 2025, we incurred a net loss from operations of $17.2 million and net cash flow used in operating activities totaled $29.9 million. We expect that our existing cash and cash equivalents, including net proceeds from our IPO, along with available borrowing capacity under the Revolving Credit Facility and Term Loan Facility, will be sufficient to support our operations for at least the next 12 months and well as to meet our cash requirements for the longer term.

Our future capital requirements will depend on many factors, including our pace of new and existing customer growth, our investments in innovation, our investment in cooler placements at retail stores, our investments in partnerships, and unexplored channels. We may be required to seek additional equity or debt financing. There can be no assurance that additional equity or debt financing will be available to us at terms acceptable to us, or at all and such financing will be impacted by many factors, including the liquidity of the overall capital markets and the future state of the U.S. and global economy.

Nonconvertible Debt

On June 27, 2025 (the “Initial Closing Date”), we entered into a Credit Agreement with Western Alliance Bank (the “Credit Agreement”) for a delayed draw term loan (the “Term Loan Facility”) and a revolving credit facility (the “Revolving Credit Facility”, and together with the Term Loan Facility, the “Nonconvertible Debt”). The Revolving Credit Facility had an initial funding commitment of up to $65.0 million which included (i) an initial commitment of $45.0 million and (ii) a $20.0 million uncommitted option, subject to syndication at terms acceptable to prospective lenders (with such increase implemented through the amendment executed on September 11, 2025). The Term Loan Facility had a commitment of $30.0 million which includes (i) $18.0 million available on the Initial Closing Date and (ii) $12.0 million available upon achieving certain milestones and lender approval. On the Initial Closing Date, the Company borrowed $22.0 million under the Revolving Credit Facility to repay all outstanding amounts under its previously existing debt facilities.

On September 11, 2025, the Credit Agreement was amended to, among other things, increase the Revolving Credit Facility funding commitment to up to $65.0 million. This increase reflects our lender’s commitment to fund the previously uncommitted $20.0 million option.

As of December 31, 2025, there was $43.0 million borrowings outstanding under the Revolving Credit Facility.

Interest on borrowings under the Term Loan Facility is calculated at a rate equal to (i) 2.50% plus the highest of (w) the prime rate (as determined by reference to the Wall Street Journal), (x) the federal funds rate plus 0.50% per annum and (y) one month Term SOFR plus 1.00% per annum or (ii) one month Term SOFR plus 3.50% per annum, subject to a 2.00% Term SOFR floor. Interest-only payments are required to be made until July 10, 2027, then (i) with respect to $18.0 million of the Term Loan Facility, equal payments of outstanding principal and (ii) with respect to $12.0 million of the Term Loan Facility, 24 months after the borrowing of such amount with equal payments of outstanding principal, plus monthly interest payments, through the maturity date. As of December 31, 2025, there were no amounts outstanding under the Term Loan Facility.

Interest on borrowings under the Revolving Credit Facility is calculated at a rate equal to (i) 2.25% plus the highest of (w) the prime rate (as determined by reference to the Wall Street Journal), (x) the federal funds rate plus 0.50% per annum and (y) one month Term SOFR plus 1.00% per annum, or (ii) one month Term SOFR plus 3.25% per annum, subject to a 2.00% Term SOFR floor. Interest-only payments are required with a balloon principal payment on the maturity date. The interest rate applicable to borrowings under the Revolving Credit Facility was 7.0% as of December 31, 2025.

The borrowing base for the Revolving Credit Facility requires us to maintain collateral in the form of accounts receivable and inventory. Amounts available to us are determined as the lower of (a) the current maximum capacity and (b) the sum of (i) 80% of the Company’s gross accounts receivable and (ii) 85% of the liquidation value of inventory, each subject to certain adjustments. The Nonconvertible Debt includes financial and nonfinancial covenant provisions. As of December 31, 2025, we were in compliance with all covenants related to the Nonconvertible Debt. As of December 31, 2025, the maximum remaining capacity under the Revolving Credit Facility was $22.0 million, with $8.0 million available for borrowing based on existing inventory and accounts receivable balances as described by the Credit Agreement.

Following completion of the IPO in February 2026, we used a portion of the proceeds thereof to repay all outstanding amounts under the Nonconvertible Debt. As of the date of issuance of this Annual Report on Form 10-K, we have no outstanding debt and up to $65.0 million is available to draw under the Revolving Credit Facility and up to $30.0 million is available to draw under the Term Loan Facility.

Convertible Notes

In 2021, we issued $3.6 million of convertible notes (the “Series C-1 Convertible Notes”) convertible into Series C-1 convertible preferred stock to an existing investor (the “Note Holder”) and $4.3 million of convertible notes (the “Series C-2 Convertible Notes”) to the Note Holder. The Series C-1 Convertible Notes and C-2 Convertible Notes were convertible into their respective classes of convertible preferred stock at a fixed conversion price.

In 2022, we issued an additional $9.3 million of convertible notes (the “Series D Convertible Notes”) convertible into Series D convertible preferred stock to the Note Holder. The Series D Convertible Notes were convertible into Series D convertible preferred stock at a fixed conversion price.

The Series C-1 Convertible Notes, Series C-2 Convertible Notes, and Series D Convertible Notes (collectively, the “Convertible Notes”) had a maturity date of the earliest to occur among (i) an event of default, (ii) the closing of a deemed liquidation event or (iii) the closing of a liquidation.

Immediately prior to the closing of the IPO in February 2026, all outstanding Convertible Notes were converted into the respective classes of convertible preferred stock, which then immediately converted into an aggregate of 2,819,512 shares of our common stock at the applicable conversion ratio then in effect. Upon conversion, the carrying values of the Convertible Notes, together with accrued interest, and the related derivative liability, which was remeasured to fair value on the IPO date, were reclassified to additional paid-in capital.

Cash Flows

The following table summarizes our cash flows for the years indicated:

	Year Ended December 31,
	2025	2024
	(dollars in thousands)
Net cash used in operating activities	$(29,905)	$(11,042)
Net cash used in investing activities	(5,251)	(3,007)
Net cash provided by financing activities	28,710	400
Net decrease in cash and cash equivalents	$(6,446)	$(13,649)

Operating Activities

Net cash used in operating activities of $29.9 million for the year ended December 31, 2025 was primarily driven by net loss of $17.2 million, non-cash adjustments of $17.7 million, and a net decrease in cash related to changes in operating assets and liabilities of $30.4 million. Non-cash adjustments primarily consisted of a change in fair value of derivative liability of $8.6 million, stock-based compensation of $3.9 million, inventory adjustments of $2.5 million, depreciation and amortization expense of $1.3 million, a change in fair value of convertible preferred stock warrant liability of $0.5 million, amortization of debt discounts and deferred financing costs of $0.5 million, non-cash interest expense of $0.3 million, and SARs issued to a customer of $0.1 million. Changes in cash flows related to operating assets and liabilities primarily consisted of an $25.8 million increase in inventory to support the increase in sales volume, a $10.9 million increase in accounts receivable due to growth in our net sales, a $7.0 million increase in accounts payable and accrued expenses and other current liabilities, primarily related to third-party manufacturing fees and raw material purchases to support growth in sales volume, as well as increased accrued expenses related to the Spokesperson Agreement (as defined herein), and a $0.7 million increase in prepaid expenses and other assets, primarily due to increases in prepaid insurance and deferred taxes.

Net cash used in operating activities of $11.0 million for the year ended December 31, 2024 was primarily driven by net loss of $23.8 million, non-cash adjustments of $21.9 million, and a net decrease in cash related to changes in operating assets and liabilities of $9.1 million. Non-cash adjustments primarily consisted of a change in fair value of derivative liability of $16.0 million, a change in fair value of convertible preferred stock warrant liability of $0.8 million, stock-based compensation totaling $1.8 million, warrants issued to a customer of $0.7 million, inventory adjustments of $0.9 million, depreciation and amortization expense of $0.8 million, amortization of debt discounts and deferred financing costs of $0.6 million, and non-cash interest expense of $0.3 million. Changes in cash flows related to operating assets and liabilities primarily consisted of a $10.6 million increase in accounts receivable due to growth in our net sales and due to the launch of new products in the kids and baby snacking category, a $6.9 million increase in inventory to support the increase in sales volume, and a $3.3 million decrease in accounts payable due to timing of payments. These uses of cash were partially offset by a $11.2 million increase in accrued expenses and other current liabilities primarily due to increased accrued trade spend and accrued marketing costs to support increased sales, and a $0.5 million decrease in prepaid expenses and other current assets due to timing of payments.

Investing Activities

For the years ended December 31, 2025 and 2024, net cash used in investing activities was $5.3 million and $3.0 million, related to purchases of property and equipment used in ongoing operations.

Financing Activities

For the year ended December 31, 2025, net cash provided by financing activities was $28.7 million, primarily consisting of $35.0 million in borrowings from our Credit Agreement and $1.4 million in proceeds from the exercise of stock options. These sources of cash were partially offset by payments of deferred offering costs of $7.2 million and payments of debt issuance costs of $0.5 million.

For the year ended December 31, 2024, net cash provided by financing activities was $0.4 million, which primarily consisted of proceeds from the exercise of stock options.

Non-GAAP Financial Measures

To supplement our financial statements prepared and presented in accordance with GAAP, we use the non-GAAP financial measures Contribution Margin and Adjusted EBITDA to provide investors with additional information about our financial performance and to enhance the overall understanding of our past performance and future prospects. We are presenting these non-GAAP financial measures because we believe they provide an additional tool for investors to use in comparing our core financial performance over multiple periods with the performance of other companies.

However, non-GAAP financial measures have limitations in their usefulness to investors because they have no standardized meaning prescribed by GAAP and are not prepared under any comprehensive set of accounting rules or principles. In addition, non-GAAP financial measures may be calculated differently from, and therefore may not be directly comparable to, similarly titled measures used by other companies. As a result, non-GAAP financial measures should be viewed as supplementing, and not as an alternative or substitute for, our financial statements prepared and presented in accordance with GAAP.

To address these limitations, we provide a reconciliation of Contribution Profit to gross profit and Adjusted EBITDA to net loss. We encourage investors and others to review our financial information in its entirety, not to rely on any single financial measure, and to view Contribution Margin and Adjusted EBITDA in conjunction with their respective related GAAP financial measures.

Contribution Margin

We use Contribution Margin, which we define as Contribution Profit divided by net sales, to measure our financial and operating performance. To derive Contribution Profit, we subtract from gross profit our outbound freight costs associated with shipping goods to customers included in selling, general and administrative expenses.

We use Contribution Margin as part of our overall assessment of performance, including the preparation of our annual operating budget and quarterly forecasts, to evaluate the effectiveness of our business strategies, and to communicate with our board of directors concerning our financial performance. We believe Contribution Margin is useful to investors for year-to-year comparisons of our business and in evaluating and understanding our operating results and ability to scale. Contribution Margin is also useful to investors because our management uses Contribution Margin, in conjunction with financial measures prepared in accordance with GAAP, to evaluate our operating results and financial performance.

There was no change to the Contribution Margin for the year ended December 31, 2025 compared to the year ended December 31, 2024. The factors impacting Contribution Margin are consistent with those discussed with respect to gross profit in the results of operations above.

The following table provides a calculation of Contribution Margin:

	Year Ended December 31,
	2025	2024
	(dollars in thousands)
Net sales	$240,681	$156,801
Cost of goods sold	138,794	88,464
Gross profit	101,887	68,337
Less: Outbound freight	(13,369)	(10,641)
Contribution Profit	$88,518	$57,696
Gross margin	42%	44%
Contribution Margin	37%	37%

Adjusted EBITDA

We report our financial results in accordance with GAAP. However, management believes that Adjusted EBITDA, a non-GAAP financial measure, provides investors with additional useful information in evaluating our performance.

We calculate Adjusted EBITDA as net loss, adjusted to exclude: (1) change in fair value of derivative liability; (2) change in fair value of convertible preferred stock warrant liability; (3) stock-based compensation; (4) depreciation and amortization; (5) amortization of payments under the Spokesperson Agreement (as defined in Note 14, Related- Party Transactions in Part II, Item 8. of this Annual Report on Form 10-K); (6) interest expense; (7) interest income; and (8) provision for income taxes.

Adjusted EBITDA is a financial measure that is not required by, or presented in accordance with, GAAP. We believe that Adjusted EBITDA, when taken together with our financial results presented in accordance with GAAP, provides meaningful supplemental information regarding our operating performance and facilitates internal comparisons of our historical operating performance on a more consistent basis by excluding certain items that may not be indicative of our business, results of operations, or outlook. In particular, we believe that the use of Adjusted EBITDA is helpful to our investors as it is a measure used by management in assessing the health of our business, determining incentive compensation, and evaluating our operating performance, as well as for internal planning and forecasting purposes.

Adjusted EBITDA is presented for supplemental informational purposes only, has limitations as an analytical tool, and should not be considered in isolation or as a substitute for financial information presented in accordance with GAAP. Some of the limitations of Adjusted EBITDA include that (1) it does not properly reflect capital commitments to be paid in the future, (2) although depreciation and amortization are non-cash charges, the underlying assets may need to be replaced and Adjusted EBITDA does not reflect these capital expenditures, (3) it does not consider the impact of stock-based compensation, (4) it does not reflect other non-operating expenses, including interest expense,

(5) it does not consider the impact of any derivative liability valuation adjustments, (6) it does not reflect tax payments that may represent a reduction in cash available to us, and (7) it does not consider amortization of payments under the Spokesperson Agreement. In addition, our use of Adjusted EBITDA may not be comparable to similarly titled measures of other companies because they may not calculate Adjusted EBITDA in the same manner, limiting its usefulness as a comparative measure. Because of these limitations, when evaluating our performance, you should consider Adjusted EBITDA alongside other financial measures, including our net income and other results stated in accordance with GAAP.

The following table presents a reconciliation of Adjusted EBITDA to net (loss) income, the most directly comparable financial measure stated in accordance with GAAP, for the periods presented:

	Year Ended December 31,
	2025	2024
	(dollars in thousands)
Net loss	$(17,249)	$(23,836)
Change in fair value of derivative liability (1)	8,566	16,037
Change in fair value of convertible preferred stock warrant liability (1)	488	787
Stock-based compensation	3,915	1,791
Depreciation and amortization	1,300	796
Amortization of Spokesperson Agreement expense	2,596	—
Interest expense	2,739	1,611
Interest income	(294)	(892)
Provision for income tax	4	50
Adjusted EBITDA	$2,065	$(3,656)

(1)
Amount reflects the change in fair value of derivative liability related to Convertible Notes and change in fair value of convertible preferred warrant liability related to our Nonconvertible Debt.

Critical Accounting Estimates

The preparation of our financial statements in conformity with GAAP requires us to make estimates and judgments that affect the amounts reported in the financial statements and related notes thereto. Critical accounting estimates are those estimates that, in accordance with GAAP, involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial statements. Management has determined that our most critical accounting estimates are those relating to revenue recognition, valuation of derivative liability, fair value of common stock and stock-based compensation. Although we believe that the estimates we use are reasonable, due to the inherent uncertainty involved in making these estimates, actual results reported in future periods could differ materially from those estimates. The following is a summary of certain accounting estimates we consider critical. For further discussion about our accounting policies, see Note 2 “Summary of Significant Accounting Policies” to our financial statements in Part II, Item 8. in this Annual Report on Form 10-K.

Revenue Recognition

Our revenue is generated through sales of Pouches, snacks and other products for babies and kids through retail channels, which include traditional brick-and-mortar stores and e-commerce platforms, as well as directly to consumers through our DTC platform that we operate. We recognize revenue when control of the products transfers to the customer, which occurs upon customer pickup or delivery of the products to the customer for retail sales or when the product is delivered to the carrier for DTC sales. Our revenue is recognized net of allowances for sales discounts and promotions and any taxes collected from consumers.

We offer sales discounts and promotions to our customers through various programs. These programs include sales incentives, trade allowances, slotting fees, including baby cooler slotting fees, coupon offers, rebates and term discounts. The costs of these sales discounts and promotions are accounted for as reductions in the transaction price.

We estimate variable consideration related to the cost of sales discounts and promotions during the period the product is sold. We recognize an allowance for estimated trade discounts that have been incurred but the corresponding trade receivable was not settled as of each balance sheet date. We also recognize an accrual for the estimated cost of promotional activities. Our estimate of trade discounts and accrued promotional activities is a management estimate based on the terms and timing of our programs offered, expected participation based on our historical experience with similar programs and forecasted sales volumes.

We do not believe it is reasonably likely that there will be a material change in the estimates or assumptions used to recognize revenue. Estimates are made based on historical experience and other factors. Typically, programs that are offered have a short duration and historical differences between actual experience compared to estimated volumes, performance and redemptions have not been significant to the annual financial statements. However, if the level of redemption rates, volumes or performance were to vary significantly from our estimates, we may be exposed to gains or losses that could be material.

Derivative Liability

Our Convertible Notes contain conversion features that meet the definition of an embedded derivative that requires bifurcation from the Convertible Notes and measurement at fair value. The derivative liability is initially measured at fair value on issuance and is subject to remeasurement at each reporting period with changes in fair value recognized in change in fair value of derivative liability in the statements of operations and comprehensive loss.

We determine the fair value of our derivative liability related to Convertible Notes using a “with-and-without” methodology. This involves valuing the instrument with and without the embedded derivative, with the difference representing the derivative liability’s fair value at issuance. Key assumptions include the estimated fair value of the underlying preferred stock, the probability and timing of conversion events, dividend yields, volatility, discount rate, risk-free rate and remaining expected life. Changes in these inputs can materially impact the fair value and reported financial results, including loss and comprehensive loss for the applicable reporting period.

Fair Value of Common Stock

Prior to our initial public offering in February 2026 the fair value of the common stock underlying our stock-based awards has historically been determined by management with the assistance of third-party valuation specialists using a hybrid approach. Under the hybrid approach, a probability weighting was assigned to both a merger and acquisition (“M&A”) scenario and an initial public offering scenario. For the M&A scenario, management uses the Income Approach and Guideline Public Company (“GPC”) approach to determine the estimated fair value of equity, which was then allocated to the various classes of equity using the Option Pricing Method (“OPM”). Under the OPM, the shares were valued by creating a series of call options with exercise prices based on the liquidation preferences and conversion terms of each equity class. The estimated fair values of the common stock, preferred stock and preferred stock warrants are then inferred by analyzing these options. For the initial public offering scenario, we estimated the exit value upon an initial public offering and then performed a waterfall analysis to systematically allocate the equity value across share classes according to their fully diluted ownership positions.

For the income approach, we use a discounted cash flow analysis (“DCF”) and the significant assumptions used in determining the estimated fair value of our common stock under the income approach primarily relate to the selection of the revenue growth rate, the forecasted EBITDA margin, and the selected discount rate used to discount the future cash flows. Under the GPC approach, the selection of revenue and EBITDA multiples requires significant judgment. Under the initial public offering scenario there is significant judgment used in determining the exit value upon the completion of a successful initial public offering. There is also significant judgment in weighting the probability of the M&A scenario versus the initial public offering scenario.

Subsequent to the completion of our IPO in February 2026, our board of directors determines the fair value of our common stock based on the closing price of our common stock as reported on the date of grant on the primary stock exchange on which our common stock is listed.

Stock-Based Compensation

We recognize stock-based compensation expenses related to equity classified awards based on the grant-date fair value of the awards. For awards that vest based only on continued service, we recognize stock-based compensation cost on a straight-line basis over the requisite service period, which is generally the vesting period of the awards. For stock options with performance vesting conditions, we recognize stock-based compensation using an accelerated attribution method when it is probable the performance condition will be achieved. The grant date fair value of stock options that contain service or performance conditions is estimated using the Black-Scholes option-pricing model. The grant date fair value of restricted stock awards that contain service vesting conditions is estimated based on the fair value of the underlying shares on grant date.

The fair value of liability classified awards such as stock appreciation rights awards, is determined using the Black-Scholes option-pricing model on the date of grant and is remeasured each reporting period through the date of settlement. Our liability classified stock appreciation rights are subject to both service and performance conditions. The performance condition, which includes either an initial public offering or a change in control event, is not considered achievable for accounting purposes until it happens. As a result, we will not recognize any compensation for these awards until it is probable that the performance condition will be met.

Determining the fair value of stock-based awards requires judgment. The Black-Scholes option-pricing model is used to estimate the fair value of stock options that have service and/or performance vesting conditions. The assumptions used in these option-pricing models require the input of subjective assumptions and are as follows:

•
Fair value—Please refer to the section titled “Fair value of Common Stock” above for the valuation methodology of our common stock.
•
Expected volatility—Expected volatility is based on historical volatilities of a publicly traded peer group based on daily price observations over a period equivalent to the expected term of the awards.
•
Expected term—For stock options with only service vesting conditions, the expected term is determined using the simplified method, which estimates the expected term using the contractual life of the option and the vesting period.
•
Risk-free interest rate—The risk-free interest rate is based on the U.S. Treasury yield of treasury bonds with a maturity that approximates the expected term of the awards.
•
Expected dividend yield—The dividend yield is based on our current expectations of dividend payouts. We currently have no history or expectation of paying cash dividends on our common stock.

The determination of stock-based compensation cost is inherently uncertain and subjective and involves the application of valuation models and assumptions requiring the use of judgment. If factors change and different assumptions are used, stock-based compensation expense and net losses could be significantly different.

We will continue to use judgment in evaluating the expected volatility and expected terms utilized in our stock-based compensation expense calculations on a prospective basis. As we continue to accumulate additional data related to our common stock, we may refine our estimates, which could materially impact our future stock-based compensation. See Note 12 to our audited financial statements in Part II, Item 8. in this Annual Report on Form 10-K for information concerning certain of the specific assumptions we used in applying the Black-Scholes option pricing model to determine the estimated fair value of our stock options granted in the fiscal years ended December 31, 2025 and December 31, 2024.

During 2025, we recorded $3.9 million in stock-based compensation. There was an insignificant reduction in net sales associated with stock appreciation rights issued to a customer and no reduction in net sales associated with warrants issued to a customer during the year ended December 31, 2025.

During 2024, we recorded $1.8 million in stock-based compensation and a $0.7 million reduction in net sales associated with warrants issued to customers.

As of December 31, 2025, there was $9.4 million in unrecognized compensation related to unvested stock-based compensation arrangements which is expected to be recognized over a weighted-average period of 2.8 years.

Recent Accounting Pronouncements

See the sections titled “Summary of Significant Accounting Policies—Recently Adopted Accounting Pronouncements” and “—Recent Accounting Pronouncements Not Yet Adopted” in Note 2 to our consolidated financial statements in Part II, Item 8. in this Annual Report on Form 10-K for additional details.

Emerging Growth Company Status

We are an emerging growth company, as defined in the JOBS Act. Section 107 of the JOBS Act provides that an “emerging growth company” may take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Therefore, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to use the extended transition period under the JOBS Act. Accordingly, our financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in raw material prices, interest rates, and inflation.

Raw Materials Pricing Risk

Our profitability is dependent on, among other things, our ability to anticipate and react to commodity and packaging costs. The prices of ingredients we use in the process of manufacturing our products are subject to many factors beyond our control, such as the number and size of farms that provide ingredients, the vagaries of these farming businesses, including poor harvests due to adverse weather conditions, natural disasters and pestilence and changes in national and world economic conditions.

In addition, we purchase some ingredients and other materials offshore. The price and availability of such ingredients and materials is affected by political events or other conditions in these countries or tariffs or trade wars. New or increased tariffs or resultant trade wars could have an adverse effect on us or on our suppliers, distributors or customers, which could lead to significant increases in the costs of materials and services, resulting in product cost increases and reduced consumer demand.

A hypothetical 10% increase or decrease in the weighted-average cost of these commodities and raw materials would have resulted in an increase or decrease to cost of goods sold of approximately $6.2 million for the year ended December 31, 2025 or $3.4 million for the year ended December 31, 2024. We seek to mitigate the impact of raw materials cost increases by negotiating pricing agreements and by a combination of cost savings initiatives and efficiencies and price increases to our customers.

Interest Rate Risk

We are subject to interest rate risk on amounts drawn under our Nonconvertible Debt, which incurs interest at variable rates. See Part II, Item 7. “Management’s Discussion of Results of Operation and Financial Condition —Liquidity and Capital Resources—Nonconvertible Debt.” Following completion of the IPO in February 2026, we used a portion of the proceeds therefrom to repay all outstanding amounts under the Nonconvertible Debt.

Our interest-earning instruments, including cash held in on demand interest-bearing accounts, also carry a degree of interest rate risk.

We do not believe that a hypothetical 100 basis points change in interest rates would have a material effect on our results of operations or financial condition.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.

Inflation Risk

Inflation generally affects us by increasing our cost of labor, logistics, commodities, packaging and manufacturing costs. We do not believe that inflation has had a material effect on our business, results of operations or financial condition. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, results of operations and financial condition.

Item 8. Financial Statements and Supplementary Data.

ONCE UPON A FARM, PBC

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Once Upon a Farm, PBC:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Once Upon a Farm, PBC and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders' deficit, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/Deloitte & Touche LLP

Los Angeles, California

March 16, 2026

We have served as the Company's auditor since 2022.

ONCE UPON A FARM, PBC

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$10,860	$17,306
Accounts receivable, net	28,783	17,849
Inventory	46,981	23,673
Prepaid expenses and other current assets	15,520	713
Total current assets	102,144	59,541
Property and equipment, net	8,903	4,237
Intangible assets, net	561	638
Goodwill	4,244	4,244
Other non-current assets	567	304
Total assets	$116,419	$68,964
Liabilities, Convertible Preferred Stock and Stockholders’ Deficit
Current liabilities:
Accounts payable	$19,606	$7,417
Accrued expenses and other current liabilities	24,269	21,657
Total current liabilities	43,875	29,074
Nonconvertible debt, net	43,000	7,876
Convertible notes	17,214	16,856
Derivative liability	32,413	23,847
Other non-current liabilities	2,017	1,482
Total liabilities	138,519	79,135
Commitments and contingencies (Note 7)
Convertible preferred stock, $0.0001 par value; 1,347,305 shares authorized; 1,164,696 shares issued and outstanding as of December 31, 2025 and 2024; aggregate liquidation preference of $94,261 as of December 31, 2025 and 2024	101,967	101,967
Stockholders’ deficit:
Common stock, $0.0001 par value; 38,250,607 and 37,971,117 shares authorized; 7,458,069 and 6,575,609 shares issued and outstanding as of December 31, 2025 and 2024	1	1
Additional paid-in capital	11,669	6,349
Accumulated deficit	(135,737)	(118,488)
Total stockholders’ deficit	(124,067)	(112,138)
Total liabilities, convertible preferred stock and stockholders’ deficit	$116,419	$68,964

The accompanying notes are an integral part of these Consolidated Financial Statements.

ONCE UPON A FARM, PBC

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2025	2024	2023
Net sales	$240,681	$156,801	$94,286
Cost of goods sold	138,794	88,464	55,494
Gross profit	101,887	68,337	38,792
Selling, general and administrative expenses	107,590	74,655	54,114
Loss from operations	(5,703)	(6,318)	(15,322)
Other income (expense):
Interest expense	(2,739)	(1,611)	(1,548)
Interest income	294	892	1,216
Change in fair value of derivative liability	(8,566)	(16,037)	(1,803)
Other expense, net	(531)	(712)	(146)
Total other income (expense)	(11,542)	(17,468)	(2,281)
Net loss before income tax provision	(17,245)	(23,786)	(17,603)
Income tax provision	(4)	(50)	(34)
Net loss	$(17,249)	$(23,836)	$(17,637)
Net loss per share attributable to common stockholders:
Basic and diluted	$(2.51)	$(3.71)	$(2.79)
Weighted-average shares used in computing net loss per share attributable to common stockholders:
Basic and diluted	6,875,272	6,416,727	6,325,462

The accompanying notes are an integral part of these Consolidated Financial Statements.

ONCE UPON A FARM, PBC

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(In thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances at December 31, 2022	1,164,696	$101,967	6,356,119	$1	$2,101	$(77,015)	$(74,913)
Stock-based compensation	—	—	—	—	1,372	—	1,372
Net loss	—	—	—	—	—	(17,637)	(17,637)
Balances at December 31, 2023	1,164,696	101,967	6,356,119	1	3,473	(94,652)	(91,178)
Stock-based compensation	—	—	—	—	1,791	—	1,791
Warrants issued to a customer	—	—	—	—	658	—	658
Exercise of stock options	—	—	219,490	—	427	—	427
Net loss	—	—	—	—	—	(23,836)	(23,836)
Balances at December 31, 2024	1,164,696	101,967	6,575,609	1	6,349	(118,488)	(112,138)
Stock-based compensation	—	—	—	—	3,915	—	3,915
Exercise of stock options	—	—	882,460	—	1,405	—	1,405
Net loss	—	—	—	—	—	(17,249)	(17,249)
Balances at December 31, 2025	1,164,696	$101,967	7,458,069	$1	$11,669	$(135,737)	$(124,067)

The accompanying notes are an integral part of these Consolidated Financial Statements.

ONCE UPON A FARM, PBC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2025	2024	2023
OPERATING ACTIVITIES
Net loss	$(17,249)	$(23,836)	$(17,637)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liability	8,566	16,037	1,803
Change in fair value of convertible preferred stock warrant liability	488	787	(1)
Change in fair value of SARs liability	18	—	—
Stock-based compensation	3,915	1,791	1,372
Warrants issued to a customer	—	658	—
SARs issued to a customer	102	—	—
Inventory adjustments	2,515	891	(461)
Depreciation and amortization	1,300	796	488
Amortization of debt discounts and deferred financing costs	503	576	563
Non-cash interest	308	339	—
Loss on disposal of property and equipment	—	16	91
Changes in operating assets and liabilities:
Accounts receivable	(10,934)	(10,569)	(910)
Inventory	(25,823)	(6,898)	494
Prepaid expenses and other assets	(641)	536	(331)
Accounts payable	9,167	(3,340)	1,139
Accrued expenses and other liabilities	(2,140)	11,174	5,302
Net cash used in operating activities	(29,905)	(11,042)	(8,088)
INVESTING ACTIVITIES
Purchase of property and equipment	(5,251)	(3,007)	(1,401)
Net cash used in investing activities	(5,251)	(3,007)	(1,401)
FINANCING ACTIVITIES
Proceeds from term loan facility	14,000	—	—
Proceeds from line of credit	21,000	—	—
Proceeds from exercise of stock options	1,405	427	—
Payment of debt issuance costs	(463)	(27)	(11)
Payment of deferred offering costs	(7,232)	—	—
Net cash (used in) provided by financing activities	28,710	400	(11)

Net change in cash and cash equivalents	(6,446)	(13,649)	(9,500)
Cash and cash equivalents, beginning of year	17,306	30,955	40,455
Cash and cash equivalents, end of year	$10,860	$17,306	$30,955
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$1,930	$696	$680
Cash paid for income taxes	$3	$9	$—
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Reallocation of borrowings from term loan to revolving credit	$22,000	$4,000	$—
Capital expenditures included in accounts payable and accrued expenses	$638	$—	$—
Deferred offering costs included in accounts payable and accrued expenses	$6,755	$—	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

ONCE UPON A FARM, PBC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.
nature of business

Once Upon a Farm, PBC (the “Company”) is a Delaware public benefit corporation, which began operations in 2014. The Company is engaged in the manufacturing; distribution; marketing and related sale of innovative, nutrient-packed, delicious food for babies and kids of on-the-go parents (under the brand name, Once Upon a Farm). The Company's products include Pouches and snacks. Sales of the Company’s products are made primarily throughout the United States. The Company's headquarters is in Berkeley, California.

Initial Public Offering

On February 9, 2026, the Company completed its initial public offering (the "IPO") of 7,631,537 shares of its common stock at the public offering price of $18.00 per share, plus an additional 1,649,581 shares of common stock at the same public offering price pursuant to the exercise of the underwriters' option to purchase additional shares. We received approximately $139.3 million in proceeds, net of underwriting discounts and commissions and offering costs. In connection with the IPO, certain of the Company's stockholders (the "Selling Stockholders") sold 3,365,672 shares of common stock. The Company did not receive any of the proceeds from the sale of shares by the Selling Stockholders.

Immediately prior to the closing of the IPO, all outstanding Convertible Notes (See Note 9, Convertible Notes) were converted into their respective classes of convertible preferred stock, which then immediately converted into 2,819,512 shares of common stock. Further, all outstanding shares of the Company’s convertible preferred stock were converted into 21,779,817 shares of the Company’s common stock at the applicable conversion ratio then in effect (see Note 17, Subsequent Events) and the related carrying value of $102.0 million was reclassified from temporary equity to additional paid in capital. Subsequent to the closing of the IPO, there were no shares of convertible preferred stock outstanding. The carrying values of the notes, together with accrued interest, and related derivative liability, which was remeasured to fair value on the IPO date, were reclassified to additional paid-in capital. Additionally, upon the consummation of the IPO, all of the then-outstanding convertible preferred stock warrants issued to a customer were automatically net exercised into 438,983 shares of common stock and the convertible preferred stock warrants issued in connection with a credit facility were net exercised into 103,896 shares of common stock. The consolidated financial statements as of December 31, 2025, including share and per share amounts, do not give effect to the IPO or the conversion of the convertible preferred stock and Convertible Notes into common stock and the net exercise of the warrants into common stock, as the IPO and such conversions were completed subsequent to December 31, 2025.

Forward Stock Split and Change in Par Value

On January 23, 2026, the Company effected an 18.7-for-1 forward stock split (the “Forward Stock Split”) of its issued and outstanding shares of common stock, as well as stock options to purchase shares of common stock, restricted stock awards and stock appreciation rights. In connection with the Forward Stock Split, the Company changed the par value of its capital stock from $0.001 to $0.0001 and amended its certificate of incorporation to authorize the issuance of up to 1,000,000,000 shares of common stock, $0.0001 par value per share, and 100,000,000 shares of preferred stock, $0.0001 par value per share. Accordingly, all share and per share amounts related to common stock for all periods presented in the accompanying financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect the effect of the Forward Stock Split. As the number of all outstanding convertible preferred stock remained unchanged, the conversion ratios for each series of the Company’s convertible preferred stock were retroactively adjusted as a result of the Forward Stock Split.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The consolidated financial statements include all the accounts of the wholly-owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

2.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions made in the accompanying consolidated financial statements include, but are not limited to, net realizable value of inventory; revenue recognition, including variable consideration for sales promotions and discounts; the valuation of stock-based awards, including the valuation of common stock; useful lives and valuation of long-lived assets; intangible assets and goodwill; valuation of derivative liability; valuation of preferred stock warrant liabilities; and provision for income taxes, including related reserves. Management periodically evaluates its estimates, which are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from those estimates.

Segment Reporting

Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s CODM is its Chief Executive Officer. The Company’s CODM reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. To date, the Company has viewed its operations and manages its business as one operating and reportable segment, which is also a single reporting unit.

Fair Value Measurement

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability, or an exit price, in the principal or most advantageous market for that asset or liability in an orderly transaction between market participants on the measurement date.

The Company measures fair value based on a three-level hierarchy of inputs, of which the first two are considered observable and the last unobservable. Unobservable inputs reflect the Company’s own assumptions about current market conditions. The Company maximizes the use of observable inputs, where available, and minimizes the use of unobservable inputs when measuring fair value. The three-level hierarchy of inputs is as follows:

Level 1—Quoted prices in active markets for identical assets or liabilities.

Level 2—Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3—Inputs that are generally unobservable and typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability.

To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

The carrying amounts reflected in the balance sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and other current liabilities approximate their fair values due to their short-term nature. The fair values of the outstanding term loan and revolving line of credit approximate their carrying amounts as the term loan and revolving line of credit bear variable rates that approximate the market interest rate.

Cash and Cash Equivalents

Cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less from the purchase date. Cash equivalents consist primarily of amounts invested in money market accounts and are stated at fair value.

Accounts Receivable

Accounts receivable are stated net of allowance for expected credit losses and trade discounts. The allowance for expected credit losses is based on the Company’s assessment of the collectability of accounts. The Company's expected credit losses is based on its historical collection experience, current and future economic market conditions and a review of the current aging status and financial condition of its customers. The Company had no allowance for expected credit losses as of December 31, 2025 and 2024. The Company did not incur any bad debts for the years ended December 31, 2025, 2024 and 2023.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of demand deposit accounts, money market accounts and accounts receivable. The Company maintains its cash and cash equivalents, which may, at times, exceed federally insured limits, with financial institutions of high credit standing. As of December 31, 2025, the Company has not experienced any losses on its deposit accounts and money market accounts. As of December 31, 2025, the Company does not believe there is significant financial risk from nonperformance by the issuers of the Company’s deposit accounts and money market accounts.

Customers with 10% or more of the Company’s net sales or accounts receivable consist of the following:

	Accounts Receivable		Net Sales
	As of December 31,		For the Year Ended December 31,
	2025	2024	2025	2024	2023
Customer A	31%	21%	23%	18%	19%
Customer B	**	13%	12%	15%	17%
Customer C	14%	15%	12%	10%	**
Customer D	12%	20%	**	**	**
Customer E	11%	**	14%	**	**

** Represents less than 10% of accounts receivable or net sales as applicable

Deferred Offering Costs

The Company capitalized certain legal, professional accounting and other third-party fees that are directly associated with its IPO as deferred offering costs until such offering is consummated. As of December 31, 2025, there was $14.0 million of deferred offering costs capitalized and included in prepaid expenses and other current assets in the consolidated balance sheets. There were no deferred offering costs capitalized as of December 31, 2024. Upon closing of the IPO in February 2026, all deferred offering costs were offset against the IPO proceeds and reclassified to additional paid-in capital.

Inventory

Inventory consists primarily of raw materials, packaging and finished goods and is stated at the lower of cost or net realizable value determined using the first-in, first-out cost method. Inventory cost includes product costs, inbound freight-in, import duties and other landed costs. Provisions for slow-moving, excess or obsolete inventories are recorded when required to reduce inventory values to their estimated net realizable values based on historical usage and forecasted demand.

The Company’s purchases from its two largest suppliers accounted for 20%, 23% and 29% of total purchases for the years ended December 31, 2025, 2024 and 2023.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are calculated utilizing the straight-line method over the estimated useful lives for owned assets and the shorter of the expected useful life and the related lease terms for leasehold improvements. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation and amortization are removed from the balance sheets and any resulting gain or loss is reflected in operations in the period realized. Maintenance and repairs are expensed as incurred.

The estimated useful lives of property and equipment as of December 31, 2025, are as follows:

Machinery and equipment	2-10 years
Purchased software	2-5 years
Leasehold improvements	Lesser of 5 years or useful life

Goodwill

Goodwill represents the excess of the purchase price over the estimated fair value of assets acquired and liabilities assumed. Goodwill is tested for impairment at least annually during the fourth quarter of each year, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. The Company’s goodwill impairment test is performed at the enterprise level because the Company has a single reporting unit.

The Company first assesses qualitative factors to determine whether events or circumstances existed that would lead the Company to conclude that it is more likely than not that the estimated fair value of the reporting unit is below its carrying amount. If the Company determines that it is more likely than not that the estimated fair value of the reporting unit is below the carrying amount based on qualitative factors or if significant changes to macro-economic factors related to the reporting unit have occurred that could materially impact the estimated fair value, a quantitative goodwill assessment would be required. In the quantitative evaluation, the estimated fair value of the reporting unit is determined and compared to the carrying value. If the estimated fair value is greater than the carrying value, then the carrying value is deemed to be recoverable and no further action is required. If the estimated fair value estimate is less than the carrying value, goodwill is considered impaired for the amount by which the carrying amount exceeds the reporting unit’s estimated fair value and a charge is reported as impairment of goodwill in the statements of operations and comprehensive loss.

Goodwill is reviewed for impairment at least annually during the fourth quarter, or more frequently if an event occurs indicating the potential for impairment. The Company performs its annual goodwill impairment test in the fourth quarter of each fiscal year. To date, the Company has not recorded any impairment charges associated with its goodwill.

Intangible Assets

Intangible assets consist of acquired food formulas and trade names. Intangible assets acquired are recorded at their respective estimated fair values at the acquisition date. The Company determines the estimated useful lives for acquired intangible assets based on the expected future cash flows associated with the respective asset. The Company’s intangible assets with finite lives are amortized utilizing the straight-line method over their estimated useful lives.

Impairment of Long-Lived Assets

The Company evaluates the carrying amounts of property, plant and equipment, definite-life intangible assets and operating lease right of use assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be fully recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to the future undiscounted net cash flows expected to be generated by the asset group. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset group exceeds the fair value of the asset group.

Indefinite-lived intangible assets, consisting of trademark, are required to be evaluated for impairment at least annually during the fourth quarter of each year, or whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. The evaluation of impairment requires the use of projections, estimates and assumptions as to the future performance of the Company’s operations, including anticipated future revenues, expected operating costs and the discount factor used. Actual results may differ from projections which, in turn, may result in the recognition of an impairment loss.

To date, the Company has not recognized any impairment of long-lived assets nor indefinite-lived intangible assets.

Revenue Recognition

The Company generates revenue primarily through the sales of Pouches, snacks and other products for babies and kids to end customers through retail channels, which include traditional brick-and-mortar stores, e-commerce platforms and delivery platforms, as well as directly to consumers through a direct-to-consumer (“DTC”) platform hosted on Shopify that the Company operates. Substantially all of the Company’s revenue contracts represent a single performance obligation related to the transfer of control of the product to the customer. Revenue is recognized when control of the products transfers to the customer, which occurs upon customer pick up or delivery of the products to the customer for retail channel sales or when the product is delivered to the carrier for sales through the Company's DTC platform. The transaction price recognized reflects the consideration to which the Company is expected to be entitled to receive in exchange for those products. The Company includes estimated variable consideration, if any, in the determination of the transaction price. The Company’s revenue is recognized net of allowances for sales discounts and promotions and any sales or other similar taxes collected from consumers.

Payment terms for the retail customers generally require payment within 30 to 45 days of product shipment. For DTC sales, the customer's credit cards are charged at the time of shipment. The Company's contracts with customers do not include a significant financing component, as all contracts with customers have payment terms of less than one year from the transfer of products.

The Company routinely offers sales discounts and promotions to its retail and DTC customers through various programs. These programs include sales incentives, trade allowances, slotting fees, coupon offers, rebates, and term discounts. The costs of these sales discounts and promotions are accounted for as reductions in the transaction price. The Company estimates variable consideration related to the cost of sales discounts and promotions during the period the product is sold. Estimates of sales discounts and promotions are based on the terms and timing of our programs offered, expected participation based on historical experience with similar programs forecasted sales volumes and current economic trends. The Company recognizes an allowance for estimated trade discounts that have been incurred but the corresponding trade receivable was not settled as a reduction to accounts receivable as of each balance sheet date. The Company also recognizes an accrual for the estimated cost of promotional activities, which is included in accrued expenses and other current liabilities on the balance sheets. The related allowance for trade discounts and accrued promotional activities balances as of December 31, 2025 and 2024, are presented in the following table (in thousands):

	December 31,		January 1,
	2025	2024	2024
Accounts receivable	$29,229	$18,111	$7,405
Allowance for trade discounts	(446)	(262)	(125)
Accounts receivable, net	$28,783	$17,849	$7,280
Accrued promotional activities	$(6,015)	$(6,175)	$(3,580)

The Company has elected as an accounting policy to record all shipping and handling costs as fulfillment costs. Shipping and handling fees billed to customers are recorded as revenue. The Company accrues the cost of shipping and handling and recognizes revenue and costs when the control of the product transfers to the customer.

Cost of Goods Sold

Included in cost of goods sold are products costs, third-party manufacturing fees, inbound freight of raw materials and finished goods, storage and handling costs during the manufacturing process, product loading and handling at the Company's outsourced production facilities for distribution, depreciation of machinery and equipment used in the manufacturing process and duties.

Selling, General and Administrative Expenses

Included in selling, general and administrative expenses are payroll and payroll-related benefits, stock-based compensation, depreciation and amortization, product development costs, marketing content and agency fees, selling costs, warehousing and distribution costs, and freight costs associated with shipping goods to customers. Product development costs included in selling, general and administrative expenses were $0.6 million, $0.5 million and $0.9 million for the years ended December 31, 2025, 2024 and 2023.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs included in selling, general and administrative expenses for the years ended December 31, 2025, 2024 and 2023, were $12.9 million, $11.0 million and $7.9 million.

Comprehensive Loss

Comprehensive loss represents all changes in stockholders’ deficit. The Company’s net loss was equal to its comprehensive loss for the years ended December 31, 2025, 2024 and 2023.

Leases

The Company determines if a contractual arrangement is or contains a lease at inception. Operating lease right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and operating lease liabilities represent the Company's obligation to make lease payments arising from the lease.

Operating lease ROU assets and lease liabilities are initially recognized based on the present value of the future minimum lease payments over the lease term at commencement date calculated using the Company’s incremental borrowing rate applicable to the leased asset, unless the implicit rate is readily determinable. Operating lease ROU assets also include any lease payments made at or before lease commencement and exclude any lease incentives received. The Company determines the lease term as the noncancelable period of the lease and may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized as rent expense on a straight-line basis over the lease term. Leases with a term of 12 months or less are not recognized on the balance sheet. Variable lease payments include lease operating expenses. The Company elected the practical expedient to not separate lease and non-lease components for its facility leases. The Company has no finance leases.

Operating lease ROU assets are included in other non-current assets on the balance sheets and were an immaterial amount and $0.2 million as of December 31, 2025 and 2024. Current portion of operating lease liabilities are aggregated into accrued expenses and other current liabilities on the balance sheets and were an immaterial amount and $0.2 million as of December 31, 2025 and 2024. Long-term portion of operating lease liabilities are aggregated into other non-current liabilities on the balance sheets and were nil and immaterial as of December 31, 2025 and 2024.

Derivative Liability

The Company’s Convertible Notes (see Note 9, Convertible Notes) contain certain features that meet the definition of being embedded derivatives requiring bifurcation from the Convertible Notes. The derivative liability is initially measured at fair value on issuance and is subject to remeasurement at each reporting period with changes in fair value recognized in change in fair value of derivative liability in the statements of operations and comprehensive loss.

Convertible Preferred Stock Warrant Liability

The freestanding warrants to purchase shares of the Company's convertible preferred stock, other than those issued to a customer (see Note 12, Stock-based Compensation), are recognized in other liabilities on the balance sheet, as the underlying convertible preferred stock is contingently redeemable outside of the Company's control. The convertible preferred stock warrant liability is initially measured at fair value on issuance and is subject to remeasurement at each reporting period with changes in fair value recognized in other (expense) income, net in the statements of operations and comprehensive loss.

Stock-Based Compensation

The Company provides stock-based payments in the form of stock options, restricted stock awards, stock appreciation rights issued to employees and non-employees, stock appreciation rights issued to customers and warrants issued to customers. For awards only subject to service conditions, the Company uses the straight-line attribution method for recognizing compensation over the requisite service period, which is generally the vesting period of the award. Forfeitures are recorded when they occur.

For awards with performance conditions, the Company evaluates the probability of achieving the performance condition at each reporting date. No compensation is recognized for awards subject to performance conditions until it is probable that the performance condition will be met. If the performance condition is probable of being achieved, the Company records compensation for such performance awards using the accelerated attribution method.

The Company accounts for stock-based awards at fair value. The fair value of stock options and warrants to customers at the grant date is measured using the Black-Scholes-Merton (“Black-Scholes”) option-pricing model. The use of the Black-Scholes option-pricing model requires the use of subjective assumptions, including the fair value and projected volatility of the underlying common stock and the expected term of the award. The grant date fair values for restricted stock awards are determined using the estimated fair value of common stock on the date of grant.

The fair value of liability classified awards, such as stock appreciation rights issued to employees non-employees, and a customer, is determined using the Black-Scholes option-pricing model on the date of grant and is remeasured each reporting period through the date of settlement.

The stock appreciation rights issued to employees and non-employees include both service and performance conditions that must be met for the awards to vest (see Note 12, Stock-based Compensation). No stock-based compensation has been recognized to date for these stock appreciation rights issued to employees and non-employees, because the performance conditions are not probable of being achieved.

The stock appreciation rights issued to a customer vest based on achievement of performance conditions and represent consideration paid to a customer. The stock appreciation rights granted to a customer are accounted for as a reduction of the transaction price related to revenue recognized from sales to a certain customer, provided it is probable that the performance conditions will be satisfied.

401(k) Savings Plan

The Company sponsors a qualified 401(k) defined contribution plan (the “Plan”) covering eligible employees. Participants may contribute a portion of their annual compensation limited to a maximum annual amount set by the U.S. Internal Revenue Service. The Company matches a percentage of the eligible employee's contributions, capped at a specified portion of their wages. For the years ended December 31, 2025, 2024 and 2023, the matching contribution was $0.6 million, $0.5 million and $0.1 million.

Income Taxes

The Company is a public benefit corporation which, under tax code, is treated as a corporation for tax purposes. The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts more likely than not expected to be realized. In assessing the need for a valuation allowance, management considers estimates of future taxable income and ongoing prudent and feasible tax-planning strategies.

The calculation of tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across the Company's operations. ASC 740 states that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits.

The Company records uncertain tax benefits as liabilities in accordance with ASC 740 and adjusts these liabilities when judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the current estimate of the uncertain tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available.

The Company recognizes interest and penalties related to uncertain tax benefit liabilities in the income tax expense line in the statement of operations. Accrued interest and penalties are included in the related tax liability line in the balance sheet.

Net Loss Per Share

Basic net loss per share is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding during the period, without consideration for potential dilutive shares of common stock. As the Company was in a loss position for the periods presented, basic net loss per share is the same as diluted net loss per share since the effects of potentially dilutive securities are antidilutive.

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in the ASU require that a public entity discloses, on an annual and interim basis, significant segment expenses that are regularly provided to an entity's CODM, a description of other segment items by reportable segment and any additional measures of a segment's profit or loss used by the CODM when deciding how to allocate resources. The amendments in this ASU are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Retrospective application is required for all prior periods presented, and early adoption is permitted. The Company adopted ASU 2023-07 for the annual period beginning January 1, 2024 and interim periods beginning January 1, 2025. Additional required disclosures have been added in Note 15, Segment Reporting.

In May 2025, the FASB issued ASU No. 2025-04, Compensation—Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer (“ASU 2025-04”). ASU 2025-04 clarified the accounting for share-based payment awards that are granted by an entity as consideration payable to its customer. The update revises the definition of the term “performance condition”, eliminates the forfeiture policy election for service conditions, and clarifies the guidance on constraining estimates of variable consideration associated with share-based consideration payable to a customer. ASU 2025-04 is effective for fiscal years beginning after December 15,2026, including interim periods within those fiscal years. Early adoption is permitted. The Company early adopted ASU 2025-04 effective for the annual period beginning January 1, 2025 and it did not have a material impact on the accompanying consolidated financial statements and disclosures.

Recent Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 enhances the transparency and decision usefulness of income tax disclosures. Adjustments to the annual disclosure of income taxes include: (1) A tabular rate reconciliation comprised of eight specific categories, (2) Incomes taxes paid, disaggregated between significant national, state, and foreign jurisdictions, (3) Eliminates requirements to disclose the nature and estimate of reasonably possible changes to unrecognized tax benefits in the next 12 months or that an estimated range cannot be made, and (4) Adds a requirement to disclose income (or loss) from continuing operations before income tax expense (or benefit) by national and foreign, and income tax expense (or benefit) from continuing operations disaggregated between national, state and foreign. The ASU is effective for public business entities for fiscal years beginning on or after December 15, 2024, and for all other entities for fiscal years beginning on or after December 31, 2025, with early adoption permitted. Due to the Company's Emerging Growth Company status, the Company may elect not to adopt new or revised accounting standards until they become effective for private companies. Accordingly, the Company will adopt ASU 2023-09 for its financial statements for the year ending December 31, 2026. The Company is currently evaluating the requirements of the new standard and the effect on its financial statements and the related disclosures.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03 requires additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions within the income statement. In January 2025, the FASB issued ASU No. 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) Clarifying the Effective Date. The amendments in this update may be applied either prospectively or retrospectively, and are effective for fiscal years beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. The Company is evaluating the impact that this guidance will have on its consolidated financial statements and related disclosures.

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments – Credit Losses (Topic 326):Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). ASU 2025-05 provides a practical expedient that all entities can use when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606, Revenue from Contracts with Customers. Under this practical expedient, an entity is allowed to assume that the current conditions it has applied in determining credit loss allowances for current accounts receivable and current contract assets remain unchanged for the remaining life of those assets. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025, and interim reporting periods in those years. Entities that elect the practical expedient and, if applicable, make the accounting policy election are required to apply the amendments prospectively. The Company is evaluating the impact that this guidance will have on its consolidated financial statements and related disclosures.

In September 2025, the FASB issued ASU No. 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration From a Customer in a Revenue Contract (“ASU 2025-07”). ASU 2025-07 introduces guidance for applying derivative accounting to contracts that include features tied to the operations or activities of one of the parties to the contract. It also aims to reduce diversity in how share-based payments are accounted for in revenue contracts. ASU 2025-07 will be effective for the annual periods beginning after December 15, 2026 with early adoption permitted. The Company is evaluating the impact that this guidance will have on its consolidated financial statements and related disclosures.

3.
Fair value measurements

The following table presents the Company’s financial liabilities measured at fair value on a recurring basis (in thousands):

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liability	$—	$—	$32,413	$32,413
Convertible preferred stock warrant liability	—	—	1,884	1,884
	$—	$—	$34,297	$34,297

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liability	$—	$—	$23,847	$23,847
Convertible preferred stock warrant liability	—	—	1,396	1,396
	$—	$—	$25,243	$25,243

Derivative Liability

The Convertible Notes contain conversion features that meet the definition of an embedded derivative that require bifurcation and measurement at fair value (Note 9, Convertible Notes). The Company estimates the fair value of the embedded derivative using a “with-and-without” model. The “with-and-without” methodology involves valuing the whole instrument on an as-is basis and then valuing the instrument without the individual embedded derivative. The difference between the entire instrument with the embedded derivative compared to the instrument without the embedded derivative was the fair value of the derivative liability on issuance. The estimated probability and timing of underlying events triggering the conversion features contained within the Convertible Notes are inputs used to determine the estimated fair value of the entire instrument with the embedded derivative. The fair values are subjective and are affected by certain significant inputs. Changes in the estimated fair value are recognized in the Company's statements of operations and comprehensive loss. Upon conversion of the Convertible Notes in connection with Company’s IPO in February 2026, the derivative liability was remeasured to fair value, and the carrying values of the Convertible Notes and the derivative liability were reclassified to additional paid-in capital.

The Company used the following assumptions to determine the fair value of the derivative liability for the periods indicated:

	December 31,
	2025	2024
Risk-free interest rate	3.58%	4.16%
Expected term (in years)	0.10	1.00
Volatility	62.90%	66.10%
Dividend yield	—%	—%

The following table provides a summary of the change in the estimated fair value of the Company’s derivative liability (in thousands):

Fair value as of December 31, 2022	$6,007
Change in fair value	1,803
Fair value as of December 31, 2023	$7,810
Change in fair value	16,037
Fair value as of December 31, 2024	$23,847
Change in fair value	8,566
Fair value as of December 31, 2025	$32,413

Convertible Preferred Stock Warrant Liability

For the years ended December 31, 2025 and 2024, the Company estimated the fair values of its convertible preferred stock warrant liability using a hybrid valuation approach. The hybrid approach assigns a probability weighting to both a merger and acquisition (“M&A”) scenario and an initial public offering scenario. For the M&A scenario, the Company utilized the Income Approach and Guideline Public Company (“GPC”) to determine the estimated fair value of equity, which was then allocated to the various classes of equity using approach and the Option Pricing Method (“OPM”). Under the OPM, the shares are valued by creating a series of call options with exercise prices based on the liquidation preferences and conversion terms of each equity class. The estimated fair values of the common stock, preferred stock and preferred stock warrants are then inferred by analyzing these options. The OPM assumptions are based on the individual characteristics of the warrants on the valuation date, and assumptions related to fair value of the underlying stock, risk-free rate, expected volatility, dividends and an expected term based on the estimated time to a liquidity event.

For the initial public offering scenario, the Company estimated the exit value upon an IPO and then performed a waterfall analysis to systemically allocate the equity value across share classes accordingly to their fully diluted ownership percentages. This method estimates the future value of each share class under the initial public offering scenario, adjusts for option and warrant proceeds and discounts the resulting value to present terms using an appropriate discount rate.

For the year ended December 31, 2023, the Company estimated the fair values of its convertible preferred stock warrant liability using the Income Approach and GPC approach to determine the estimated fair value of equity, which was then allocated to the various classes of equity using the OPM.

In determining the fair value of the convertible preferred stock warrant liability, the following assumptions were used:

	December 31,		December 31,
	2025		2024
	OPM	Waterfall	OPM	Waterfall
Risk-free interest rate	3.58%	N/A	4.16%	N/A
Discount Rate	N/A	12.50%	N/A	14.50%
Expected term (in years)	0.50	0.08	1.00	1.00
Volatility	62.90%	N/A	66.10%	N/A
Dividend yield	—%	N/A	—%	N/A

The following table provides a summary of the change in the estimated fair value of the Company’s convertible preferred stock warrant liability (in thousands):

Fair value as of December 31, 2022	$610
Change in fair value	(1)
Fair value as of December 31, 2023	$609
Change in fair value	787
Fair value as of December 31, 2024	$1,396
Change in fair value	488
Fair value as of December 31, 2025	$1,884

In February 2026, following the consummation of the IPO, all then-outstanding convertible preferred stock warrants issued in connection with a credit facility were net exercised, resulting in the issuance of 103,896 shares of common stock, and the related warrant liability was remeasured to fair value as of the IPO date and reclassified to stockholders’ (deficit) equity (see Note 17, Subsequent Events).

4.
REVENUE RECOGNITION

The following table presents disaggregated net sales by product category (in thousands):

	December 31,
	2025	2024	2023
Kid
Pouches	$118,620	$96,095	$67,890
Snacks	20,710	8,765	1,859
Total Kid	139,330	104,860	69,749
Baby
Pouches	31,760	27,343	20,329
Snacks	67,373	20,644	—
Other	2,218	3,954	4,208
Total Baby	101,351	51,941	24,537
Total net sales	$240,681	$156,801	$94,286

5.
Balance Sheet Components

Inventory

Inventory consists of the following (in thousands):

	December 31,
	2025	2024
Raw materials	$21,539	$11,759
Finished goods	25,442	11,914
Total inventory	$46,981	$23,673

Property and Equipment, net

Property and equipment, net consists of the following (in thousands):

	December 31,
	2025	2024
Machinery and equipment	$7,948	$4,642
Leasehold improvements	78	78
Purchased software	555	555
Construction in progress	2,980	394
Total property and equipment	11,561	5,669
Accumulated depreciation and amortization	(2,658)	(1,432)
Total property and equipment, net	$8,903	$4,237

Depreciation and amortization of property and equipment was $1.2 million, $0.7 million and $0.4 million for the years ended December 31, 2025, 2024 and 2023.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consists of the following (in thousands):

	December 31,
	2025	2024
Accrued promotional activities	$6,015	$6,175
Accrued deferred offering costs	3,783	—
Accrued payroll expenses	2,811	3,187
Accrued marketing	2,320	1,777
Accrued inventory purchases	1,939	6,343
Accrued interest	1,435	1,127
Accrued third-party manufacturing fees	565	350
Accrued other expenses	5,351	2,508
Operating lease liabilities, current portion	50	190
Total accrued expenses and other current liabilities	$24,269	$21,657

6.
INTANGIBLE ASSETS, Net

Intangible assets, net consists of the following (in thousands):

		December 31, 2025
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangible assets:
Food formulas	10 years	$775	$(348)	$427
Indefinite-lived intangible assets:
Trade name		134	—	134
Total intangible assets		$909	$(348)	$561

		December 31, 2024
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangible assets:
Food formulas	10 years	$775	$(271)	$504
Indefinite-lived intangible assets:
Trade name		134	—	134
Total intangible assets		$909	$(271)	$638

Gross carrying amount is based on the fair value of the intangible assets determined at the acquisition date.

Total amortization expense was $0.1 million for each of the years ended December 31, 2025, 2024 and 2023.

As of December 31, 2025, estimated future amortization expense of intangible assets is as follows (in thousands):

Year Ending December 31,	Amount
2026	$78
2027	78
2028	78
2029	78
2030	78
Thereafter	37
Total	$427

7.
Commitments and Contingencies

Purchase Commitments

The Company has a minimum purchase commitment with an outsourced manufacturer of its snack bars of 10,000,000 units per year, or 50,000,000 units over five years. Based on the current pricing, the remaining future minimum purchase commitment under the non-cancellable purchase agreement as of December 31, 2025 is as follows (in thousands):

Year Ending December 31,	Amount
2026	$1,900
2027	1,900
2028	1,900
2029	1,900
Total	$7,600

Litigation

The Company may become involved in legal proceedings from time to time. The Company does not believe that any legal proceedings or claims currently pending against it, individually or in the aggregate, are material, or will have a material adverse effect on its financial condition, results of operations or cash flows.

8.
NONCONVERTIBLE Debt AND WARRANTS

Nonconvertible Debt

On February 11, 2020 (the “Initial Closing Date”), the Company entered into an agreement for a term loan (the “Existing Term Loan Facility”) and a revolving credit facility (the “Existing Revolving Credit Facility, together with the Term Loan Facility, the “Existing Nonconvertible Debt”) with a financial institution (the “Lender”). The Existing Revolving Credit Facility had an initial funding commitment of up to $2.0 million and the Existing Term Loan Facility had an initial principal balance of $4.0 million. The borrowing base for the Existing Revolving Credit Facility required the Company to maintain collateral in the form of accounts receivable and inventory and is calculated as a percentage of the value of the collateral, less any outstanding debts or liens.

From the Initial Closing Date through 2023, the Company and Lender had entered into various amendments to the Existing Nonconvertible Debt which collectively increased the capacity of the Existing Term Loan Facility to $18.0 million, available in tranches, and extended each of their maturity dates of the Existing Term Loan Facility and Existing Revolving Credit Facility to September 16, 2026 and September 10, 2026. Each individual amendment was determined to have substantially similar terms to the facilities immediately prior to each individual amendment. As such, these amendments were each accounted for as a modification of the Existing Nonconvertible Debt.

On June 17, 2024, the Company and the Lender entered into another amendment to the Existing Nonconvertible Debt (the “2024 Amendment”). The 2024 Amendment extended the maturity date of the Existing Term Loan Facility to September 10, 2028 (the “ Existing Term Loan Facility Maturity Date”) and increased borrowing capacity of the Existing Revolving Credit Facility to $8.0 million. The Company determined the terms of the 2024 Amendment were not substantially different than the existing terms immediately prior to the 2024 Amendment; therefore, the Company accounted for the 2024 Amendment as a modification of the Nonconvertible Debt. In connection with the 2024 Amendment, $4.0 million of the outstanding principal balance under the Existing Term Loan Facility was reclassified to borrowings under the Existing Revolving Credit Facility as a non-cash transaction. The Company recorded immaterial costs related to the 2024 Amendment payable directly to the Lender as a debt discount and direct reduction to the carrying amount of the Existing Term Loan Facility. The Company also incurred immaterial third-party costs related to the 2024 Amendment that were expensed as incurred.

In January 2025, the Company and the Lender amended the Existing Nonconvertible Debt (the "2025 Amendment"). The 2025 Amendment increased the maximum borrowing capacity of the Existing Revolving Credit Facility to $15.0 million. Additionally in January 2025, the Company also elected to draw $14.0 million on the Existing Term Loan Facility. The Company determined the terms of the 2025 Amendment were not substantially different than the existing terms immediately prior to the 2025 Amendment; therefore, the Company accounted for the 2025 Amendment as a modification of the Existing Nonconvertible Debt. The Company recorded immaterial costs related to the 2025 Amendment payable directly to the Lender as a debt discount and direct reduction to the carrying amount of the Existing Term Loan Facility. The Company also incurred immaterial third-party costs related to the 2025 Amendment that were expensed as incurred.

In June 2025, the Company and the Lender entered into an agreement replacing the Existing Nonconvertible Debt (the “Credit Agreement”) for a delayed draw term loan (the “Term Loan Facility”) and a revolving credit facility (the “Revolving Credit Facility” and together with the Term Loan Facility, the “Nonconvertible Debt”). The Revolving Credit Facility has a maximum capacity of $65.0 million which includes (i) a $45.0 million commitment on the closing date and (ii) a $20.0 million uncommitted option, subject to syndication at terms acceptable to the Lender and other potential lenders (with such increase implemented through an amendment executed on September 11, 2025). The Term Loan Facility has a maximum capacity of $30.0 million. The Term Loan Facility is available in two tranches: (i) a $18.0 million tranche (“Tranche I”) that is available immediately and (ii) a $12.0 million tranche (“Tranche II”) that is contingent on the Company achieving certain funding milestones prior to March 31, 2026.

The maximum amount available under the Revolving Credit Facility is calculated as the lower of (a) the current maximum capacity and (b) the sum of (i) 80% of the Company’s gross accounts receivable and (ii)85% of the liquidation value of inventory, each subject to certain adjustments.

Upon closing of the Nonconvertible Debt, the Company drew $22.0 million under the Revolving Credit Facility in order to repay the outstanding balances on the Existing Term Loan Facility and Existing Revolving Credit Facility. Since the terms of the Credit Agreement are not substantially different from Existing Nonconvertible Debt, the Company accounted for the Credit Agreement as a modification of the Existing Nonconvertible Debt. The Revolving Credit Facility has a stated maturity date of September 10, 2028, but subject to extension to June 30, 2030 if the Company meets certain milestones. The Company is required to begin repaying the Term Loan Facility in equal monthly payments of outstanding principal beginning (i) July 2027 for Tranche I and (ii) 24 months after the borrowing for Tranche II.

In July 2025, the Company drew additional $7.0 million on the Revolving Credit Facility for general corporate purposes. There were no lender fees or third-party expenses incurred related to this draw. On September 11, 2025, the Credit Agreement was amended to, among other things, increase the Revolving Credit Facility funding commitment to up to $65.0 million. This increase reflects the Lender’s commitment to fund the previously uncommitted $20.0 million option. The Company did not draw any additional funds under the amended facility in connection with this amendment.

In November 2025 and December 2025, the Company drew a total of $14.0 million on the Revolving Credit Facility for general corporate purposes. There were no lender fees or third-party expenses incurred related to these draws.

As of December 31, 2025, an aggregate $43.0 million was outstanding under the Revolving Credit Facility and the Company had $22.0 million of available capacity under the Revolving Credit Facility. As of December 31, 2025, the interest rate applicable to borrowings under the Revolving Credit Facility was 7.0%. For the years ended December 31, 2025 and 2024, interest expense for the Revolving Credit Facility was $1.3 million and $0.2 million, including amortization of debt issuance costs and discounts, which was immaterial in both periods. There was no interest expense for the Revolving Credit Facility for the year ended December 31, 2023.

As of December 31, 2025, there were no outstanding borrowings under the Term Loan Facility and the Company had $18.0 million of remaining capacity under the Term Loan Facility. For the years ended December 31, 2025, 2024 and 2023, interest expense for the Term Loan Facility was $0.7 million, $0.6 million and $0.8 million, including amortization of debt issuance costs and debt discounts of $0.1 million for each respective period.

The Company is subject to certain financial and nonfinancial covenants under the provisions of the Nonconvertible Debt, including maintaining a minimum cash balance with the Lender of $4.0 million, restrictions on paying any dividends to its common and preferred shareholders, limits on the types of other debt financing that can be obtained and limits on certain capital expenditures, among other things. As of December 31, 2025 and 2024, the Company was in compliance with all covenants.

The balance of the Nonconvertible Debt consisted of the following for the periods indicated (in thousands):

	December 31,
	2025	2024
Term Loan Facility, net of issuance costs	$—	$3,876
Revolving Credit Facility	43,000	4,000
Nonconvertible debt, net	$43,000	$7,876

All future minimum principal payments relate to the Revolving Credit Facility and are due September 10, 2028. As of December 31, 2025, the Company has capitalized $0.5 million of debt issuance costs within other assets on the balance sheet related to the Revolving Credit Facility.

Following completion of the IPO, the Company used a portion of the proceeds to repay all outstanding amounts under the Nonconvertible Debt (see Note 17, Subsequent Events). Accordingly, the Company repaid $43.0 million on February 10, 2026 and, as of such date, had up to $65.0 million available to draw under its Revolving Credit Facility and up to $30.0 million available to draw under the Term Loan Facility.

Nonconvertible Debt Warrants

From the Initial Closing Date through September 2023, in connection with the initial issuance and various amendments to the Nonconvertible Debt, the Company issued to the Lender warrants to purchase shares of the Company's Series B-1 convertible preferred stock and Series D convertible preferred stock (the “Convertible Preferred Stock Warrants”).

The Convertible Preferred Stock Warrants are exercisable from the date of issuance. The initial estimated fair value of the Convertible Preferred Stock Warrants was recorded as a liability with an offset to the debt discount associated with the Term Loan Facility. The debt discount is amortized to interest expense over the repayment period of the loan. The total outstanding Convertible Preferred Stock Warrants as of December 31, 2025 are summarized as follows:

	Issuance Date	Warrants Outstanding	Exercise Price	Expiration Date
2020 Series B-1 Warrant	February 2020	2,830	$58.38	September 2032
2021 Series B-1 Warrant	May 2021	2,830	$58.38	September 2032
2022 Series D Warrant	September 2022	963	$183.03	September 2032
2022 Series D Warrant	September 2023	963	$183.03	September 2032
Total		7,586

The above table excludes convertible preferred stock warrants issued to a customer (see Note 12, Stock-based Compensation).

The Convertible Preferred Stock Warrants give the Lender the right, but not the obligation, to put the Convertible Preferred Stock Warrants to the Company in exchange for an aggregate exercise price of $0.5 million for all Convertible Preferred Stock Warrants. The put right is exercisable in part or in whole upon the occurrence of certain events, such as a change of control, initial public offering, certain acquisitions, or termination of the amended Nonconvertible Debt. The Convertible Preferred Stock Warrants are accounted for as a derivative liability and classified in other non-current liabilities on the balance sheets because the underlying convertible preferred stock is contingently redeemable outside of the Company's control. The aggregate estimated fair value was $1.9 million and $1.4 million as of December 31, 2025 and 2024.

In February 2026, upon the consummation of the IPO, all then-outstanding convertible preferred stock warrants issued in connection with a credit facility were net exercised, resulting in the issuance of 103,896 shares of common stock. As a result of the net exercise of the convertible preferred stock warrants associated with the credit facility, the warrant liability was remeasured to fair value at the IPO date and was reclassified to stockholders’ (deficit) equity (see Note 17, Subsequent Events).

9.
CONVERTIBLE NOTES

In 2021, the Company issued $3.6 million of convertible notes (the “Series C-1 Convertible Notes”) convertible into Series C-1 convertible preferred stock to an investor (the "Note Holder"). The Series C-1 Convertible Notes are convertible into Series C-1 convertible preferred stock at a fixed conversion price. The Series C-1 Convertible Notes bear interest at 2.1% per annum on the unpaid principal amount and, at conversion, any accrued interest is waived by the holder.

The Company also issued $4.3 million of convertible notes (the “Series C-2 Convertible Notes”) during 2021 to the Note Holder. The Series C-2 Convertible Notes are convertible into Series C-2 convertible preferred stock at a fixed conversion price. The Series C-2 Convertible Notes bear interest of 2.1% per annum and, at conversion, any accrued interest is waived by the holder.

In 2022, the Company issued $9.3 million of convertible notes (the “Series D Convertible Notes”) convertible into Series D convertible preferred stock to the Note Holder. The Series D Convertible Notes bear interest at 1.92% per annum on the unpaid principal amount and, at conversion, any accrued interest is waived by the holder. The Series D Convertible Notes are convertible into Series D convertible preferred stock at a fixed conversion price.

The Series C-1 Convertible Notes, Series C-2 Convertible Notes and Series D Convertible Notes (collectively, the “Convertible Notes”) have a maturity date of the earliest to occur among (i) an event of default (ii) a liquidation event or (iii) deemed liquidation event. The Convertible Notes are convertible at the Note Holder's option, fully or partially, into their respective class of convertible preferred stock upon the holder becoming a stockholder of less than 9.9% of the Company’s outstanding stock on an as-converted basis. The fair value of the Convertible Notes was determined utilizing Level 3 inputs. For the years ended December 31, 2025, 2024 and 2023, interest expense for the Convertible Notes was $0.7 million, $0.9 million and $0.8 million, including amortization of debt discounts of $0.4 million, $0.5 million and $0.5 million.

The Company determined the embedded conversion feature is required to be bifurcated and accounted for as an embedded derivative at fair value.

The initial fair value of the derivative liability was recognized as a debt discount to reduce the carrying value of the convertible note, and subsequently amortized over the term of the convertible note. The fair value of the derivative liability is recorded as other non-current liabilities in the Company’s balance sheets as of December 31, 2025 and 2024.

The tables below summarize the Company’s outstanding Convertible Notes for the periods indicated (in thousands, except per share amounts):

	December 31, 2025
	Carrying Value	Fair Value	Conversion Price
Series C-1 Convertible Notes	$3,600	$12,461	$97.78
Series C-2 Convertible Notes	4,314	21,373	68.32
Series D Convertible Notes	9,300	17,203	183.03
	17,214	$51,037
Unamortized debt discounts	—
Total Convertible Notes, net	$17,214

	December 31, 2024
	Carrying Value	Fair Value	Conversion Price
Series C-1 Convertible Notes	$3,600	$9,897	$97.78
Series C-2 Convertible Notes	4,314	16,798	68.32
Series D Convertible Notes	9,300	14,689	183.03
	17,214	$41,384
Unamortized debt discounts	(358)
Total Convertible Notes, net	$16,856

Immediately prior to the closing of the IPO in February 2026, the outstanding Convertible Notes were converted into their respective classes of convertible preferred stock, which then immediately converted into 2,819,512 shares of our common stock (see Note 17, Subsequent Events). Upon conversion, the carrying values of the Convertible Notes, together with accrued interest, and the related derivative liability, which was remeasured to fair value on the IPO date, were reclassified to additional paid-in capital.

10.
Convertible Preferred Stock

Convertible preferred stock consists of the following (in thousands, except share amounts):

	As of December 31, 2025 and 2024
Convertible Preferred Stock	Authorized Shares	Issued and Outstanding Shares	Carrying Value	Liquidation Preference
Series A-1 convertible preferred stock	94,010	94,010	$3,000	$3,001
Series A-2 convertible preferred stock	82,400	82,400	2,395	2,105
Series B-1 convertible preferred stock	374,440	344,730	19,957	20,125
Series B-2 convertible preferred stock	229,258	229,061	16,423	11,366
Series C-1 convertible preferred stock	122,726	85,909	8,293	8,400
Series C-2 convertible preferred stock	157,973	94,825	9,272	6,479
Series D convertible preferred stock	286,498	233,761	42,627	42,785
	1,347,305	1,164,696	$101,967	$94,261

The Company classifies its convertible preferred stock outside of total stockholders’ deficit because, in the event of certain “liquidation events” that are not solely within the control of the Company (including a merger, acquisition or sale of all or substantially all of the Company’s assets), the shares would become redeemable at the option of the holders. The Company did not adjust the carrying values of the convertible preferred stock to the deemed liquidation values of such shares since a liquidation event was not probable at any of the reporting dates. Subsequent adjustments to increase or decrease the carrying values to the ultimate liquidation values will be made only if and when it becomes probable that such liquidation event will occur.

In February 2026, immediately prior to the completion of the IPO (see Note 17, Subsequent Events), all of the then-outstanding shares of convertible preferred stock automatically converted into 21,779,817 shares of common stock at the applicable conversion ratio then in effect. Upon conversion, the carrying value of the convertible preferred stock was reclassified to common stock and additional paid-in capital.

11.
Common Stock

The Company had reserved shares of common stock for issuance in connection with the following for the periods indicated:

	December 31,
	2025	2024
Conversion of outstanding shares of convertible preferred stock	21,779,817	21,779,817
Options outstanding under the 2021 Plan	5,477,425	5,725,491
Convertible Notes	2,819,512	2,819,512
Warrants issued to a customer	514,923	514,923
Convertible Preferred Stock Warrants	141,858	141,858
Options available for future issuance under the 2021 Plan	58,961	—
Total reserved shares of common stock	30,792,496	30,981,601

12.
STOCK-BASED COMPENSATION

The Company's 2021 Omnibus Incentive Plan (the “2021 Plan”) permits the grant of stock options, stock appreciation rights (“SARs”), restricted stock awards (“RSAs”), dividend equivalent rights, restricted stock units and other rights or benefits. As of December 31, 2025, there were 6,658,902 shares authorized and 58,961 shares available for grant under the 2021 Plan.

Employees, directors, consultants, advisors to the Company and others who provide substantial services to the Company are eligible to be granted awards under the 2021 Plan. Generally, the Board of Directors grants stock options at an exercise price of no less than the fair market value of the Company’s Common Stock at the date of grant. Stock options have a term of no more than 10 years from the grant date and are generally canceled 90 days after termination of employment or other service if not vested.

For the years ended December 31, 2025, 2024 and 2023, the Company recognized stock-based compensation of approximately $3.9 million, $1.8 million and $1.4 million, which was recognized in selling, general and administrative expenses in the statements of operations and comprehensive loss.

Upon the closing of the IPO in February 2026, the Company recognized $2.5 million of stock-based compensation associated with accelerated vesting of the Spokesperson's stock options (see Note 17, Subsequent Events).

Stock Options

Stock options with service-based vesting conditions generally vest 25% of the shares on the first anniversary of the vesting commencement date, and monthly thereafter over the next three years. Certain options and share awards provide for accelerated vesting upon certain events as described in the terms of the option and award agreements. The following table summarizes the stock option activity for the year ended December 31, 2025:

	Stock Options
	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In Thousands)
Balances as of December 31, 2024	5,725,491	$3.05	7.3	$46,996
Options granted	648,440	8.75
Options exercised	(882,460)	1.59		17,635
Options forfeited and expired	(14,046)	4.03
Balances as of December 31, 2025	5,477,425	$3.96	6.8	$71,837
Vested and expected to vest as of December 31, 2025	5,477,425	$3.96	6.8	$71,837
Options exercisable as of December 31, 2025	4,281,439	$3.34	6.5	$56,034

The intrinsic value of options exercised during the years ended December 2025 and 2024 was $17.6 million and $1.4 million. This intrinsic value represents the difference between the fair value of the Company’s common stock on the date of exercise and the exercise price of each option. No options were exercised during the year ended December 31, 2023.

During the years ended December 31, 2025, 2024 and 2023, the weighted average grant date fair value of options granted was $10.30, $7.18 and $2.05 per share.

As of December 31, 2025, the unrecognized compensation related to the service-based vesting options is approximately $9.4 million which will be recognized over a weighted-average remaining requisite service period of 2.8 years. The Company recorded no income tax benefit related to these options for the year ended December 31, 2025, since the Company currently maintains a full valuation allowance against its net deferred tax assets.

The fair value of each service-based vesting stock option granted during the year was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2025	2024	2023
Risk-free interest rate	4.09%	4.08% – 4.63%	3.74% – 4.33%
Expected term (in years)	6.02	5.00 – 6.00	5.96 – 6.08
Expected volatility	76.97%	75.66% – 78.92%	53.93% – 54.45%
Dividend yield	—%	—%	—%

The fair value of each stock option grant was determined by the Company using the methods and assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment and estimation by management.

•
Risk-free Interest Rate: The risk-free interest rate is based on the yield, as of the option valuation date, by reference to the U.S. Treasury yield curve in effect at the time of the grant or the modification of the award for time periods equal to the expected term of the award.

•
Expected Term: Represents the period that the stock-based awards are expected to be outstanding based on a contractual term and service conditions specified for the awards. The Company estimates the expected term of the options with service conditions in accordance with the “simplified” method as defined in ASC 718, which enables the use of a practical expedient for “plain vanilla” share options.
•
Dividend Yield: The Company does not anticipate declaring a dividend over the expected term. As such, the dividend yield is estimated to be zero.
•
Expected Volatility: The Company has historically been a private company and lacks company-specific historical and implied volatility information for its stock. Therefore, the Company estimates volatility for option grants by evaluating the average historical volatility of a peer group of companies for the period immediately preceding the option grant for a term that is approximately equal to the expected term of the options.
•
Fair Value of Common Stock: Because there has been no public market for the Company’s common stock, the board of directors has determined the estimated fair value of the common stock at the time of grant of options by considering valuations performed by an independent third-party valuation specialist, using a hybrid approach. Under the hybrid approach, a probability weighting is assigned to both an M&A scenario and an IPO scenario. For the M&A scenario, management uses the Income Approach and GPC approach to determine the estimated fair value of equity, which is then allocated to the various classes of equity using the OPM. For the IPO scenario, the Company estimates the exit value upon an IPO scenario and then performs a waterfall analysis to systematically allocate the equity value across share classes according to their fully diluted ownership positions.

Restricted Stock Awards

Certain RSAs are subject to service-based vesting conditions (“Service-based Awards”) which generally vest over four years, with 25% of the underlying shares vesting on the one-year anniversary of the vesting commencement date and the remaining balance vesting ratably on a monthly or annual basis over the following three years. On the grant date, the estimated fair value of Service-based Awards equals the estimated per share fair value of the Company's common stock on the date of grant.

The Company has historically granted certain restricted stock awards that are subject to service-based vesting conditions. No Service-based Awards were granted during the years ended December 31, 2025, 2024 and 2023. During the year ended December 31, 2024, all 9,845 Service-based Awards with a weighted-average grant date fair value of $1.44 per share became fully vested. The fair value of shares vested during the years ended December 31, 2024 and 2023 was $15,000 and $0.1 million. No unvested awards remained outstanding as of December 31, 2025.

Stock Appreciation Rights granted to employees and executives

The Company has granted cash-settled stock appreciation rights that are awarded at not less than 100% of the fair market value of the Company’s common stock on the grant date. These SARs are cash-settled, providing participants with the excess of the market price of the Company’s common stock on the exercise date over the exercise price, without the issuance of any shares of common stock. The awards vest only after satisfying both service-based and performance-based conditions and typically expire 10-years from the grant date. The service-based conditions for these awards are satisfied over a three-year period. The performance-based conditions are met upon the closing of specific liquidation or change in control transaction ("Qualifying Event"). The Company may also cause the performance condition to be released at any time at its discretion, and the SARs would continue to vest solely based on the service conditions.

During the years ended December 31, 2025 and 2024, the Company granted 694,835 and 594,228 SARs with a weighted-average exercise price of $15.77 and $9.79 per share. During the years ended December 31, 2025 and 2024, 149,600 and 62,289 SARs were forfeited, resulting in 1,077,174 and 531,939 SARs outstanding at the end of the year. No SARs were granted during the year ended December 31, 2023. As of December 31, 2025 and 2024, no stock-based compensation had been recorded for these liability-classified awards, as the Qualifying Event performance condition was not probable.

Upon the closing of the IPO in February 2026, the Company paid approximately $2.2 million of cash consideration to settle certain employee SARs for which the service-based vesting conditions and the performance-based vesting conditions were met upon consummation (see Note 17, Subsequent Events). As a result, the Company recognized $2.2 million of stock-based compensation related to SARs that vested on IPO.

Stock Appreciation Rights issued to a customer

On March 27, 2025, the Company granted 187,000 SARs to a customer at an exercise price of $19.58 per share. The SARs issued to a customer vest based on the customer achieving specified milestones of sales of the Company’s products over a three-year period beginning April 1, 2025 (the “Vesting Period”). Following the Vesting Period, any vested SARs issued to the customer may be exercised by the holder at any time while any unvested SARs issued to the customer will be forfeited. Any vested SARs issued to the customer will be automatically exercised on the earlier of March 27, 2035 or the occurrence of a change of control after the end of the Vesting Period. The SARs issued to a customer are liability-classified instruments. Such SARs are recognized as the corresponding revenue is earned, provided it is probable that the performance conditions will be satisfied, and reduce the transaction price of revenue earned under the customer contract based on the grant date fair value of the awards. Vested SARs will be remeasured each period with changes in the fair value of vested SARs recognized in other income (expense), net in the Company’s statement of operations. During the year ended December 31, 2025, 8,901 of the SARs issued to a customer vested. The assumptions used to determine the fair value of the SARs using the Black-Scholes option-pricing model are as follows:

	Grant Date	December 31, 2025
Risk-free interest rate	4.23%	4.18%
Expected term (in years)	10.00	9.25
Volatility	75.57%	77.24%
Expected dividend yield	—%	—%

The aggregate grant date fair value of the SARs issued to a customer is $2.1 million. For the year ended December 31, 2025, the Company recorded $0.1 million as a reduction of revenue related to the SARs issued to a customer. As of December 31, 2025, the liability related to the vested SARs issued to a customer was $0.1 million and was recorded within other non-current liabilities on the Company’s balance sheets. For the year ended December 31, 2025, the Company recorded $0.1 million for the changes in the fair value of vested SARs.

Warrants issued to a Customer

During fiscal years 2018 and 2020, the Company issued a total of 28,920 warrants to a customer to purchase Series B-1 convertible preferred stock with an exercise price of $49.62 per share and a grant date fair value of $0.5 million. These warrants were granted to facilitate a partnership with the client and are subject to specific service and performance conditions. These warrants issued to a customer are equity-classified instruments and recognized over the applicable vesting period, provided it is probable that the performance conditions will be satisfied, reducing the transaction price of revenue earned under the customer contract.

In the year ended December 31, 2024, the Company granted 4,126 warrants to the same customer, which vest based on the customer achieving defined performance conditions. The amount recorded as a reduction in revenue associated with these warrants was $0.7 million for the year ended December 31, 2024. There were no warrants issued to customers in the years ended December 31, 2025 or 2023.

As of December 31, 2025 and 2024, 27,536 outstanding warrants issued to a customer of which 27,536 and 23,410 were vested. There is no remaining unrecognized compensation related to these warrants as of December 31, 2025. The remaining contractual term of this warrant is 5.3 years and the intrinsic value of the warrants outstanding as of December 31, 2025 is $7.9 million. The intrinsic value is calculated as the difference between the exercise price of the underlying warrants and the estimated fair value of the Company’s Series B-1 convertible preferred stock.

The estimated fair value for the non-employee warrants issued to a customer was determined using an the Black-Scholes option-pricing model. The fair value of the warrants was calculated on grant dates using the following inputs:

Year Ended December 31,
2024
Risk-free interest rate	4.37%
Expected term (in years)	1.75
Volatility	61.60%
Expected dividend yield	—%

Upon closing of the IPO in February 2026, all of the then-outstanding convertible preferred stock warrants issued to a customer were net exercised into 438,983 shares of common stock (see Note 17, Subsequent Events).

13.
Income Taxes

The components of income (loss) from continuing operations before income tax expense are as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023

Domestic	$(17,279)	$(23,786)	$(17,603)
Foreign	34	—	—
Total before provision for income taxes	$(17,245)	$(23,786)	$(17,603)

The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2025	2024	2023
Current:
State	$20	$13	$34
Foreign	7	—	—
	$27	$13	$34
Deferred:
Federal	$(23)	$37	$—
Provision for income taxes	$4	$50	$34

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2025. Such objective evidence limits the Company's ability to consider other subjective evidence, such as projections for future growth. Accordingly, the Company determined that the net federal and state deferred tax assets are not more likely than not to be realized and continues to record a valuation allowance against the deferred tax assets as of December 31, 2025 and 2024.

A summary reconciliation of the effective tax rate is as follows:

	December 31,
	2025	2024	2023
Expected provision at statutory federal rate	21.0%	21.0%	21.0%
State and local income tax, net of federal income tax effect	2.9	0.9	(1.9)
Tax credits	—	0.7	—
Convertible notes and derivatives	(10.9)	(27.1)	—
Stock-based compensation	5.5	0.6	(1.6)
Nontaxable or nondeductible items	(0.2)	(0.1)	(0.2)
Effect of changes in tax laws or rates enacted in the current period	0.6	0.2	—
Change in valuation allowance	(15.0)	0.8	(15.9)
Change in unrecognized tax benefits	—	(0.5)	—
Other reconciling items	(4.0)	3.3	(1.6)
Effective tax rate	(0.1)%	(0.2)%	(0.2)%

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Capitalized Software (Section 174)	$409	$541
Net operating loss carryforwards	10,838	8,421
Accruals and reserves	2,475	3,007
Income tax credits	209	334
Operating lease liabilities	13	59
Other assets	15	12
Interest Expense Limitation (Section 163j)	491	31
Unrealized gain /(loss) on warrant liability	473	343
Stock-based compensation	1,148	532
Total deferred tax assets	$16,071	$13,280
Less: Valuation allowance	(15,630)	(13,052)
Total deferred tax assets, net of allowance	$441	$228
Deferred tax liabilities:
Goodwill and identifiable intangible assets	(169)	(108)
Property and equipment, net	(276)	(104)
Operating lease, right-of-use assets	(8)	(53)
Total deferred tax liabilities	$(453)	$(265)
Net deferred tax assets (liabilities)	$(12)	$(37)

The Company had $41.1 million and $29.7 million federal net operating loss carryforwards that have no expiration date as of December 31, 2025 and 2024. The Company had $25.1 million and $24.7 million state net operating loss carryforwards as of December 31, 2025 and 2024. The state net operating loss carryforwards will expire at various dates beginning 2041 through 2043. The Company’s federal and state net operating losses will be available to offset future tax.

The utilization of certain federal and state net operating loss and credit carryforwards are subject to annual limitations under Section 382 of the U.S. Internal Revenue Code and similar state provisions.

As of December 31, 2025 and 2024, the Company had the following uncertain tax positions:

	December 31,
	2025	2024

Balance at the beginning of the year	$111	$—
Increases related to tax positions taken during prior periods	—	67
Increases related to tax positions taken during the current period	—	44
Decreases related to tax positions taken during prior periods	(44)	—
Balance at the end of the year	$67	$111

For the years ended December 31, 2025, 2024 and 2023 the Company did not incur any interest or penalties related to unrecognized tax benefits.

The Company is subject to taxation in the United States. For federal income tax purposes, 2021 and later tax years remain open for examination by the tax authorities under the normal three-year statute of limitations. For major U.S. states, generally, 2020 and later tax years remain open for examination by the tax authorities under a four-year statute of limitations.

On July 4th, 2025, the United States enacted into law significant federal tax legislation, H.R.1 (the "OBBBA"). The OBBBA includes numerous changes to U.S. corporate income tax law, including but not limited to: permanent 100% bonus depreciation for qualified property, immediate expensing of domestic research and experimental expenditures, modifications to the limitation on business interest expense, increased Section 179 expensing limits, changes to the international tax regime, and expanded limitations on the deductibility of executive compensation under IRC Section 162(m). Most provisions are effective for tax years beginning after December 31, 2024, with certain transition rules and exceptions. The legislation did not have a material impact on the Company's fiscal 2025 effective tax rate or consolidated financial statements.

14.
Related-Party Transactions

At the time the Convertible Notes were issued, the Note Holder held more than 10% of the voting interests in the Company; therefore, meeting the definition of a related party. At no point during the years ended December 31, 2025, 2024 and 2023, did the Note Holder hold 10% or more of the Company’s voting interests. As such, the Note Holder is not considered a related party for the periods presented.

In 2017, the Company entered into an agreement (the “Spokesperson Agreement”) with a co-founder who is a member of the Company’s board of directors (the “Spokesperson”). Under this arrangement, the Spokesperson agreed to provide services related to personal branding, marketing and promotions, as well as licensing intellectual property, including the Spokesperson’s name and image. As compensation for these services, the Spokesperson was entitled to receive a combination of cash payments contingent on an IPO or other recapitalization transaction and stock options. The contingent cash consideration equaled the greater of $2.0 million or a percentage of the amount by which the offering price exceeds a defined threshold. The Company issued 376,543 service-based stock options during the year ended December 31, 2024. The Company recognized $1.0 million, $0.3 million and $0.3 million of stock-based compensation expense related to stock options granted to the Spokesperson for each of the years ended December 31, 2025, 2024 and 2023. The Company records stock-based compensation expense related to stock options granted to the Spokesperson in selling, general and administrative expenses in the statement of operations and comprehensive loss.

In January 2025, the Company amended the Spokesperson Agreement (the “Amended Spokesperson Agreement”) to extend its term through December 2028. As part of the amendment, the Company agreed to pay additional consideration in the form of cash and stock options in exchange for the Spokesperson’s performance of specified advertising, marketing, selling and fundraising activities. The additional cash consideration payable was $8.0 million to be paid over a three-year period subject to continued performance under the Amended Spokesperson Agreement. In the event of a change of control as defined by the Amended Spokesperson Agreement, which includes an IPO, or termination of the agreement for reasons other than for cause, any remaining unpaid portion of the $8.0 million cash consideration would be accelerated and paid in full. Since the performance-based cash payments are not subject to clawback once paid, the Company was recognizing the related expense on a straight-line basis each month over a three-year period, continuing until the underlying change of control event is deemed probable. During the year ended December 31, 2025, the Company paid $1.0 million in cash and recorded $2.6 million of amortization expense related to the Spokesperson Agreement. As of December 31, 2025, the Company recognized $1.6 million in accrued expenses and other current liabilities related to the cash to be paid to the Spokesperson.

In connection with the Company's IPO in February 2026, the Company paid the Spokesperson $7.0 million in cash in accordance with the payment terms of the Amended Spokesperson Agreement described above (See Note 17, Subsequent Events) and recognized the remaining unamortized expense of $5.2 million as a marketing expense in the three months ending March 31, 2026.

During the years ended December 31, 2024 and 2023 the Company paid an aggregate $0.2 million and nominal amount for various legal, consulting and other fees to various investors and a board member.

15.
segment reporting

The Company operates as a single operating segment. For information about how the Company derives revenue, as well as the Company’s accounting policies, refer to Note 2, Summary of Significant Accounting Policies. All of the Company’s long-lived assets are located in the United States and less than 1% of the Company’s net sales are from customers located outside the United States.

The CODM uses net loss to assess performance, evaluate cost optimization, and allocate financial, capital and personnel resources. The CODM reviews segment assets on a consolidated basis as presented on the Company’s balance sheet.

The following table sets forth significant expense categories and other specified amounts included in net loss that are reviewed by the CODM, or are otherwise regularly provided to the CODM (in thousands):

	Year Ended December 31,
	2025	2024	2023
Net sales	$240,681	$156,801	$94,286
Less:
Cost of goods sold[1]	138,165	87,948	55,256
Marketing	31,583	22,136	15,087
Payroll expenses	24,450	18,601	14,326
Outbound freight	13,369	10,641	8,972
Selling expenses	11,737	6,969	4,807
Warehousing & distribution	6,523	4,082	2,410
General and administrative costs	18,653	11,467	7,366
Other segment items[2]	13,450	18,793	3,699
Segment net loss	$(17,249)	$(23,836)	$(17,637)

1.
Cost of goods sold excludes depreciation and amortization.
2.
Other segment items is primarily comprised of depreciation and amortization expense, interest income, interest expense, change in fair value of derivative liabilities, change in fair value of convertible preferred stock warrant liabilities, provision for income taxes and product development costs.
16.
Net loss per share

The following outstanding balances of securities have been excluded from the calculation of diluted weighted average common shares outstanding and diluted net loss per share because the effect of including them would have been antidilutive.

	Year Ended December 31,
	2025	2024	2023
Convertible preferred stock	21,779,817	21,779,817	21,779,817
Stock options	5,477,425	5,725,491	5,335,018
Convertible Notes	2,819,512	2,819,512	2,819,512
Warrants issued to a customer	514,923	514,923	437,692
Convertible Preferred Stock Warrants	141,858	141,858	141,858
Unvested restricted stock awards	—	—	9,799
Total common shares equivalent	30,733,535	30,981,601	30,523,696

17.
Subsequent Events

Initial Public Offering

On February 9, 2026, the Company closed its IPO of 7,631,537 shares of its common stock at the public offering price of $18.00 per share, plus an additional 1,649,581 shares of common stock at the same public offering price pursuant to the exercise of the underwriters’ option to purchase additional shares. The Company received approximately $139.3 million in proceeds, net of underwriting discounts and commissions and offering costs.

Immediately prior to the closing of the IPO, the outstanding Convertible Notes were converted into their respective classes of convertible preferred stock, which then immediately converted into 2,819,512 shares of common stock. As a result of the conversion, the carrying values of the outstanding Convertible Notes of $17.2 million, together with accrued interest, and the related derivative liability, which was remeasured to fair value on the IPO date, were reclassified to additional paid-in capital. Additionally, all of the then-outstanding shares of convertible preferred stock automatically converted into 21,779,817 shares of common stock at the applicable conversion ratio then in effect.

Upon the closing of the IPO, the Company recognized $2.5 million of cumulative stock-based compensation associated with the Spokesperson's stock options that vested immediately upon consummation of the offering. Further, the Company paid $7.0 million of cash consideration pursuant to the terms of the Spokesperson Agreement, and recognized the remaining unamortized expense of $5.2 million as a marketing expense in the three months ending March 31, 2026.

Additionally, the Company paid approximately $2.2 million of cash consideration to settle certain employee SARs for which the service-based vesting conditions and the performance-based vesting conditions were met upon consummation of the IPO. As a result, the Company recognized $2.2 million of stock-based compensation related to these SARs that vested on IPO in the three months ending March 16, 2026.

Forward Stock Split and Change in Par Value

On January 23, 2026, the Company effected the Forward Stock Split of its issued and outstanding shares of common stock, as well as stock options to purchase shares of common stock, restricted stock awards and stock appreciation rights. Accordingly, all share and per share amounts related to common stock for all periods presented in the financial statements and notes have been adjusted retroactively, where applicable, to reflect the effect of the Forward Stock Split. As the number of all outstanding convertible preferred stock remained unchanged, the conversion ratios for each series of the Company’s convertible preferred stock were retroactively adjusted as a result of the Forward Stock Split.

Amended and Restated Certificate of Incorporation

In connection with the IPO, the Company filed an amended and restated certificate of incorporation effective immediately prior to the closing of the IPO that authorized the issuance of up to 1,000,000,000 shares of common stock, par value $0.0001 per share, and 100,000,000 shares of preferred stock, par value $0.0001 per share.

Exercise of Convertible Preferred Stock Warrants

Upon consummation of the IPO, in February 2026, all of the then-outstanding convertible preferred stock warrants issued in connection with a credit facility were net exercised into 103,896 shares of common stock and all convertible preferred stock warrants issued to a customer were net exercised into 438,983 shares of common stock. As a result of the net exercise of convertible preferred warrants issued in connection with a credit facility, the convertible preferred stock warrant liability was remeasured to fair value and reclassified to stockholders’ (deficit) equity.

Repayment of Nonconvertible Debt

Following completion of the IPO, the Company used a portion of the proceeds to repay all outstanding amounts under the Nonconvertible Debt. Accordingly, the Company repaid $43.0 million on February 10, 2026. As of the date of issuance of these consolidated financial statements, the Company has no outstanding debt and has up to $65.0 million available to draw under its Revolving Credit Facility and up to $30.0 million available to draw under the Term Loan Facility.

2026 Omnibus Incentive Plan

On February 5, 2026, the Board of Directors adopted, and the Company’s stockholders approved, the omnibus equity incentive plan (the “2026 Omnibus Plan”), which became effective on the same date. The 2026 Omnibus Plan replaced the 2021 Plan, as the Board of Directors determined to not make additional grants under the 2021 Plan following the closing of the IPO. However, the 2021 Plan will continue to govern outstanding stock option awards granted under the 2021 Plan. The 2026 Omnibus Plan allows the Company to grant incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other awards. The number of shares initially available for issuance under awards granted pursuant to the 2026 Omnibus Plan is 4,023,181.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of Company management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our CEO and CFO concluded that, as of December 31, 2025, our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal controls over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

In addition, because we are an “emerging growth company” under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting for so long as we are an emerging growth company.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Insider Trading Arrangements

During the quarter ended December 31, 2025, none of our directors or officers (as defined in Section 16 of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) and (c) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth certain information with respect to our executive officers and directors as of March 1, 2026:

Name	Title
Executive Officers
John Foraker	Chief Executive Officer, Co-Founder and Chair
Lawrence Waldman	President and Chief Financial Officer

Other Key Team Members and Directors
Cassandra Curtis	Director, Co-Founder & Chief Innovation Officer
Jennifer Garner	Director, Co-Founder & Farmer Jen

Non-Employee Directors
Dara Bazzano	Director
Megan Bent	Director
Jared Jacobs	Director
Lawrence Peiros	Director
Brett Thomas	Director
Walter Robb	Director

Executive Officers

John Foraker (age 62) has served on our board of directors and as our Chief Executive Officer since becoming a Co-Founder of the Company in September 2017. Prior to that, from 2003 to 2014, Mr. Foraker served as Chief Executive Officer and a director of Annie’s, Inc., a leading natural & organic food brand, playing a pivotal role in taking the company public in 2012 just prior to the company’s buyout by General Mills, Inc. (NYSE: GIS), a leading global manufacturer and marketer of branded consumer foods, in October 2014. From 2014 to September 2017, Mr. Foraker served as President of the Annie’s Operating Unit at General Mills and was a member of the General Mills North American leadership team. Mr. Foraker was awarded EY Entrepreneur of the Year 2015 in Northern California, recognizing his entrepreneurial excellence in the retail and consumer products category. Prior to his tenure at Annie’s, Mr. Foraker served as Vice President at Bank of America, overseeing commercial banking client relationship management in the bank’s premium wine business portfolio. Mr. Foraker has a BS in Agricultural Economics from UC Davis and an MBA from UC Berkeley.

Lawrence Waldman (age 66) is President and Chief Financial Officer at the Company, where he has been a key driver behind the Company’s rapid growth since joining the Company in 2017. Mr. Waldman also served as Chief Operating Officer until 2025, when the position was merged into the role of President. In these capacities, Mr. Waldman has overseen finance, operations, and supply chain through a period of significant expansion and innovation. Mr. Waldman has more than three decades of leadership experience in the natural and organic consumer packaged goods space, holding executive roles at brands including Annie’s, Inc., Juicero, Kinder’s, ALOHA, and Columbus Foods. As Senior Vice President of Supply Chain and Finance, he played a pivotal role in successfully taking Annie’s public and has a proven track record of scaling mission-driven businesses. Prior to joining the Company, Mr. Waldman was an Operating Partner at Ignite Farm, a venture platform supporting emerging food and digital brands. He also served on the board of directors at Philadelphia Macaroni Company from 2022 to 2024. Mr. Waldman holds both a BS in Accounting and an MBA from the University of Kentucky.

Other Key Team Members and Directors

Cassandra Curtis (age 44) co-founded the Company in 2015 and has served as our Chief Innovation Officer and on our board of directors since 2017. As a certified Integrative Nutrition Coach, Ms. Curtis has an extensive background in the health and wellness spheres, and her first venture into baby food was as the Founder, Chief Executive Officer, and President of Mother’s Garden, Inc., a high-pressure processing baby food company. Prior to that, Ms. Curtis led other startups in the San Diego, California area, primarily focusing on product development and operations in the health and wellness and consumer packaged goods categories. Ms. Curtis has a BS in Psychology from Alliant International University and an MS in Marriage and Family Therapy/Counseling from Alliant International University.

Jennifer Garner (age 53) is one of our co-founders and has served as Farmer Jen and on our board of directors since September 2017. Ms. Garner is a globally recognized and influential business leader, entrepreneur, philanthropist, activist, and award-winning actress. Ms. Garner develops, produces, and stars in all forms of entertainment content. Ms. Garner serves as a Trustee and artist ambassador for Save the Children, a global non-profit that offers programs to address children’s unique needs, giving them a healthy start in life, the opportunity to learn, and protection from harm. The Company and Save the Children are partners in the “A Million Meals” program, which is dedicated to helping provide 1,000,000 meals to children in food-insecure communities in America. Ms. Garner is part of the ownership group of Angel City FC of the National Women’s Soccer League. She also maintains several brand partnerships, including a partnership with Capital One, KitchenAid and Neutrogena. Ms. Garner graduated from Denison University in 1994 with a Bachelor of Fine Arts in theatre performance.

Non-Employee Directors

Dara Bazzano (age 57) has served on our board of directors since July 2025. Since June 2025, Ms. Bazzano has been the California Market Lead and San Francisco Office Managing Partner at CrossCountry Consulting, a business consulting firm. Prior to joining CrossCountry Consulting, Ms. Bazzano served as Chief Accounting Officer and Senior Vice President of Finance at T-Mobile (NASDAQ: TMUS), an international telecommunications company, from July 2020 to June 2025, where she oversaw approximately 400 employees across corporate accounting, finance technology, and governance and reporting. Ms. Bazzano served as Senior Vice President of Global Finance at CBRE (NYSE: CBRE), an international commercial real estate firm, from April 2018 to July 2020, and as Chief Accounting Officer at CBRE from May 2018 to July 2020. Prior to that, she served as Vice President, Corporate Controller, and Chief Accounting Officer at Gap Inc. (NYSE: GAP), an international apparel and accessories retailer, from July 2013 to April 2018, and served in Assurance Partner roles at PwC from 2011 to 2013, and KPMG from 2000 to 2011, in each case in the consumer, retail, and technology industries. Ms. Bazzano currently serves on the board of directors of Self Financial, Inc. and Lulu’s Fashion Lounge (NASDAQ: LVLU). She has a BS from California State University, Sacramento.

Megan Bent (age 41) has served on our board of directors since January 2017. Since June 2016, Ms. Bent has been the Founder and Managing Partner of Harbinger Ventures, a growth-equity investment firm. In this role, she is responsible for leading investments in primarily “better-for-you,” high-growth consumer packaged goods brands and runs the operations of the firm and related funds. Prior to founding Harbinger, Ms. Bent served as Managing Director of Revelry Brands, a family office investment fund in Boulder, Colorado focused on making minority and majority investments in high-growth consumer brands, from August 2009 to June 2018. Prior to that, Ms. Bent began her career in private equity and consumer brands at the Parthenon Group (now EY-Parthenon) from September 2007 to August 2009. Ms. Bent currently serves on the board of directors of Miss Jones Baking Co, Cora, vitruvi, Kinship, Formula Fig, and House Autry. She is an Observer on the board of 4th & Heart. Ms. Bent has a BA in Psychology and a BA in Spanish from Georgetown University where she graduated Magna Cum Laude.

Jared Jacobs (age 35) has served as a member of our board of directors since February 2018. Mr. Jacobs is a Partner at CAVU Consumer Partners, a consumer-focused investment firm specializing in “better-for-you” branded consumer products across Food & Beverage, Beauty & Personal Care, Pet, and Wellness. He joined CAVU in 2017 as one of the firm’s first investment professionals. Prior to joining CAVU, Mr. Jacobs was a member of the private equity team at AEA Investors, where he focused on investments in the Consumer and Retail sectors. He began his career as an investment banker in the Mergers and Acquisitions group at Morgan Stanley. Mr. Jacobs currently serves on the board of directors of Beekeeper’s Naturals, Native Pet, Sauz, Gymkhana Fine Foods, and Recess. Mr. Jacobs holds a B.B.A. with high distinction from the Stephen M. Ross School of Business at the University of Michigan.

Brett Thomas (age 46) has served on our board of directors since February 2018. Mr. Thomas co-founded CAVU Consumer Partners in 2015, a consumer-focused investment firm with a focus on “better-for-you” branded consumer products across Food & Beverage, Beauty & Personal Care, Pet, and Wellness, and has since served as its Co-Founder and Managing Partner. Before entering into the consumer investing space, Mr. Thomas worked at Scout Capital Management, a long-short hedge fund, from 2004 to 2009. Mr. Thomas is currently a Board Observer for The Farmer’s Dog and serves on the board of directors of Recess, WhistlePig, and Made by Nacho. Mr. Thomas has also served on the board of directors for One Brands, OSEA, Nulo, Kettle & Fire, Vital Proteins, Native Pet, Hippeas, and was a Board Observer for Health-Ade. Mr. Thomas has a BS in Finance from Boston College.

Lawrence Peiros (age 70) has served on our board of directors since 2018. From 1981 until 2013, Mr. Peiros was employed by The Clorox Company (NYSE: CLX), a global consumer packaged goods company. He served as Executive Vice President and Chief Operating Officer of Clorox from 2007 until his retirement in 2013. Previously, he served as Group Vice President of Clorox, a position he held from 1999 to 2007. Mr. Peiros also served as a director of Annie’s, Inc., a publicly traded natural food company from 2013 until it was acquired by General Mills in 2014. He also served as a director of Ross Stores, Inc. (NASDAQ: ROST), a clothing retailer, from 2013 to 2019. He has been a director of the PotlatchDeltic Corporation (NASDAQ: PCH), a publicly traded timberland real estate investment trust, since 2003 and currently serves as the Lead Director. Mr. Peiros has a BA in English from Dartmouth College and an MBA from the Stanford Graduate School of Business.

Walter Robb (age 72) has served on our board of directors since February 2026. Mr. Robb joined Whole Foods Market, a national grocer specializing in natural and organic products, in 1991 operating the Mill Valley, California store until he became President of the Northern Pacific Region in 1993 where he grew the region from three to 14 stores, including expansion into Oregon and Washington. He became Executive Vice President of Operations in 2000, Co-President in 2004, and Co-Chief Executive Officer in 2010, which he served as until 2016. From 2018 to 2022, Mr. Robb served as a Senior Advisor at TPG Rise Fund. Mr. Robb is an Operating Partner of S2G Investments and serves on the board of directors of private companies Union Square Hospitality Group, Apeel Sciences, Hungry, Soli Organics, Just Iced Tea, and Big Bold Health. In addition, Mr. Robb founded Stonewall Robb Advisors in 2016 where he serves as a Principal. Mr. Robb previously served on the board of directors of The Container Store from 2014 to 2020 and Tilray Brands (NASDAQ: TLRY) from 2019 to 2022. Mr. Robb has a BS in Humanities from Stanford University.

Messrs. Jacobs and Thomas were nominated to serve as directors pursuant to the Director Nomination Agreement described under Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence in this Annual Report on Form 10-K.

Family Relationships

There are no family relationships between any of our executive officers or directors.

Audit Committee

We have a separately-designated standing audit committee established in accordance with section 3(a)(58)(A) of the Exchange Act. The audit committee consists of three directors: Ms. Bazzano (chair of the committee), Ms. Bent, and Mr. Jacobs.

Our board of directors has determined that Ms. Bazzano, Ms. Bent, and Mr. Jacobs each satisfy the independence requirements for audit committee members under the listing standards of NYSE and, with respect to Ms. Bazzano and Ms. Bent, Rule 10A-3 of the Exchange Act. We are relying on the phase-in exemptions provided under Rule 10A-3 of the Exchange Act and the NYSE listing rules for newly-public companies with respect to the composition of our audit committee, which will transition to consist solely of independent directors in accordance with such phase-in provisions. Our board of directors has also determined that Ms. Bazzano is an audit committee “financial expert” as defined under SEC rules. All members of the audit committee are able to read and understand fundamental financial statements, are familiar with finance and accounting practices and principles and are financially literate.

Our board of directors has adopted a written charter for the audit committee that satisfies the applicable rules of the SEC and the listing standards of NYSE. This charter is posted on the Corporate Governance page of the Investor Relations section of our website at www.onceuponafarmorganics.com.

Compensation Committee

The compensation committee consists of three directors: Mr. Peiros (chair of the committee), Mr. Robb, and Mr. Thomas.

Our board of directors has adopted a written charter for the compensation committee that satisfies the applicable rules of the SEC and the listing standards of the NYSE. This charter is posted on the Corporate Governance page of the Investor Relations section of our website at www.onceuponafarmorganics.com.

Nominating and Corporate Governance Committee

The nominating and corporate governance committee consists of three directors: Mr. Peiros (chair of the committee), Ms. Bent, and Mr. Robb.

Our board of directors has adopted a written charter for the nominating and corporate governance committee that satisfies the applicable rules of the SEC and the listing standards of the NYSE. This charter is posted on the Corporate Governance page of the Investor Relations section of our website at www.onceuponafarmorganics.com.

Corporate Governance Guidelines

Our board of directors has adopted corporate governance guidelines that satisfy the listing standards of the NYSE. The guidelines are posted on the Corporate Governance page of the Investor Relations section of our website at www.onceuponafarmorganics.com.

Code of Conduct and Ethics

We have adopted a Code of Conduct and Ethics applicable to all directors, employees and officers, including our Chief Executive Officer, Chief Financial Officer, principal accounting officer, or other persons performing similar functions. Our Code of Conduct and Ethics is posted on the Corporate Governance page of the Investor Relations section of our website at www.onceuponafarmorganics.com. We intend to disclose future amendments to certain provisions of our Code of Conduct and Ethics applicable to any principal executive officer, principal financial officer, principal accounting officer, or other persons performing similar functions, or waivers of such provisions applicable to any such officers, on our website.

Insider Trading Policy

We have adopted an Insider Trading Policy that governs the purchase, sale, and/or other disposition of our securities by our directors, officers, employees, and certain other individuals that is reasonably designed to promote compliance with insider trading laws, rules, and regulations, and any listing standards applicable to us. A copy of our Insider Trading Policy is filed as Exhibit 19 to this Annual Report on Form 10-K.

Executive Sessions of, and Communications with, Independent Directors

Our independent directors will meet in executive session without management or non-independent directors present if circumstances warrant at regularly scheduled meetings and at least once a year. We expect that Mr. Larry Peiros will preside over such executive sessions.

Stockholders and other interested parties may make any concerns known to the non-management or independent directors, by writing directly to any such director or the independent directors as a group at c/o Once Upon a Farm,2111 San Pablo Avenue, Suite 2216, Berkeley, CA 94702, Attention: Corporate Secretary. Each communication should specify which director or directors the communication is addressed to, as well as the general topic of the communication. We will receive the communications and process them before forwarding them to the addressee. We may also refer communications to other departments and generally will not forward a communication that is primarily commercial in nature, relates to an improper or irrelevant topic, or requests general information regarding the Company.

Item 11. Executive Compensation.

As an “emerging growth company,” we are required to provide a Summary Compensation Table and an Outstanding Equity Awards at Fiscal Year End Table, as well as limited narrative disclosures regarding executive compensation for 2025 and 2024. Further, our reporting obligations extend only to our “Named Executive Officers,” who are the individuals who served as principal executive officer and up to two of our next most highly compensated executive officers as of the years ended December 31, 2025 and 2024. We only had one executive officer other than our principal executive officer in 2025 and 2024; accordingly, our “Named Executive Officers” are:

Name	Principal Position
John Foraker	Co-Founder and Chief Executive Officer
Lawrence Waldman	President and Chief Financial Officer

Summary Compensation Table

The following table summarizes the compensation awarded to, earned by, or paid to our Named Executive Officers in 2024 and 2025.

Name and Principal Position	Year	Salary ($)(2)	Bonus ($)(3)	Option Awards ($)(4)	Non-Equity Incentive Plan Compensation ($)(5)	All Other Compensation ($)(6)	Total ($)
John Foraker
Co-Founder and Chief Executive Officer (1)	2025	386,823	83,483	2,956,055	83,483	—	3,509,844
	2024	375,557	—	—	172,797	—	548,354
Lawrence Waldman
President and Chief Financial Officer	2025	388,514	—	1,543,843	83,996	12,467	2,028,820
	2024	359,461	—	—	165,391	12,253	537,105

(1)
Mr. Foraker also served as a member of our board of directors in 2024 and 2025; however, he did not receive any compensation for his service as a director.
(2)
Amounts in this column reflect the base salary earned by each Named Executive Officer in 2024 and 2025.
(3)
Amount in this column reflect the discretionary portion of Mr. Foraker’s 2025 cash bonus.
(4)
Amounts in this column reflect the grant date fair value of the stock options and stock appreciation rights granted in 2025 computed in accordance with FASB ASC Topic 718. The fair value of each stock option and stock appreciation right award is determined on the date of the grant using the Black-Scholes valuation model. For more information regarding the assumptions used in this calculation, see Note 12 to the audited financial statements in Part II, Item 8. in this Annual Report on Form 10-K.
(5)
With respect to 2024, amounts in this column reflect the annual performance-based cash bonuses earned by each Named Executive Officer in 2024 and paid in 2025. With respect to 2025, the amounts in this column reflect the annual performance-based cash bonuses earned by each Named Executive Officer in 2025, which will be paid in 2026.
(6)
Amount in this column reflects 401(k) matching contributions with respect to Mr. Waldman in 2025 and 2024.

Narrative Disclosure to Summary Compensation Table

Agreements with Named Executive Officers

On August 14, 2017, we entered into an employment letter agreement with John Foraker to serve as our Chief Executive Officer. The employment letter agreement does not have a fixed term and provides for an initial annual base salary of $225,000, as well as eligibility for Mr. Foraker to earn an annual discretionary cash bonus with a target bonus opportunity equal to 50% of base salary.

If we terminate Mr. Foraker’s employment without cause, subject to his timely executing and not revoking a release of claims in our favor and his continued compliance with the restrictive covenants discussed below, Mr. Foraker is entitled to receive continued base salary for six months.

Our Non-Disclosure of Confidential Information, Invention Assignment, Non-Solicitation, and Non-Compete Agreement with Mr. Foraker provides for the following restrictive covenants: (i) non-competition, and non-solicitation of customers or clients, in each case, during employment and for a period when Mr. Foraker is receiving compensation from us (including the severance payments described above), (ii) non-recruiting of employees, customers, clients, or management during employment and for two years following termination, (iii) perpetual non-disclosure of confidential information, and (iv) assignment of intellectual property. Mr. Foraker’s employment letter agreement also provides for a perpetual non-disparagement covenant.

Our Non-Disclosure and Intellectual Property Rights Agreement with Mr. Waldman provides for the following restrictive covenants: (i) perpetual non-disclosure of confidential information, (ii) assignment of inventions, and (iii) non-competition, and non-solicitation of customers or clients, in each case, during employment and for one year following termination.

Annual Bonus

In 2025 and 2024, each of Messrs. Foraker and Waldman was eligible to receive an annual bonus. For 2025 and 2024, the target bonus amount, expressed as a percentage of base salary, for each of Messrs. Foraker and Waldman was 50%.

Annual bonuses for 2025 and 2024 for our Named Executive Officers were based on the attainment of certain performance goals as determined by our board of directors. The performance goals for 2025 and 2024 related to, among other metrics, our level of achievement of adjusted net sales and EBITDA goals in 2025 and 2024, respectively, and our bonuses were subject to a bonus modifier based on the implied growth of net sales and EBITDA compared to 2023 (for the 2024 annual bonuses) or the annual operating plan targets (for the 2025 annual bonuses). In 2026, the Board of Directors approved the payment of a discretionary cash bonus for Mr. Foraker for 2025, which is reflected in the Summary Compensation Table above.

Equity Incentive Compensation

From time to time, we have granted equity awards in the form of stock options and stock appreciation rights (“SARs”) to our Named Executive Officers, which are subject to vesting based on the holder’s continued service with us. Our stock options generally allow employees to purchase shares of our common stock at an exercise price equal to the fair market value of a share on the date of grant, as determined by our board of directors. Our stock options typically vest over a period ranging from two to four years, subject to the holder’s continued service with us. Our SAR awards generally vest over a three-year period, subject to the holder’s continued service with us.

Each of our Named Executive Officers currently holds outstanding stock options to purchase shares of our common stock that were granted under our 2021 Plan, as set forth in the in the section entitled “—Outstanding Equity Awards at Fiscal 2025 Year-End” below. The options we grant to employees are intended to qualify as “incentive stock options” to the extent permitted under the Code.

Outstanding Equity Awards at 2025 Fiscal Year-End

The following table reflects information regarding outstanding equity-based awards held by our Named Executive Officers as of December 31, 2025.

	Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
John Foraker	05/23/2023(1)	349,166	191,488	$4.12	5/22/2033
	03/01/2025(1)	53,781	233,114	$8.75	2/28/2035
Lawrence Waldman	5/12/2021	10,995	—	$1.45	3/15/2031
	5/12/2021	9,705	—	$1.45	3/15/2031
	5/12/2021	114,986	—	$1.45	3/15/2031
	5/12/2021	59,709	—	$1.45	3/15/2031
	05/12/2021(2)	93,500	—	$1.45	5/12/2031
	05/19/2022(2)	75,379	8,771	$3.85	5/18/2032
	05/23/2023(2)	84,524	46,376	$4.12	5/22/2033
	03/01/2025(3)	17,914	77,717	$8.75	2/28/2035
	03/01/2025(4)	—	93,500	$19.58	2/28/2028

(1)
The option award vests as to 1/48th of the total award on each monthly anniversary of the vesting commencement date, subject to Mr. Foraker’s continued service with us.
(2)
The option award vests as to 1/4th of the total award on the first anniversary of the vesting commencement date and as to 1/48th of the total award on each monthly anniversary thereafter, subject to Mr. Waldman’s continued service with us.
(3)
The option award vests as to 1/48th of the total award on each monthly anniversary of the vesting commencement date, subject to Mr. Waldman’s continued service with us.
(4)
The SAR award vests as to 1/3rd of the total award on the first anniversary of the vesting commencement date and as to 1/36th of the total award on each monthly anniversary of the vesting commencement date, subject to Mr. Waldman’s continued service with us. These awards are cash-settled, providing participants with the excess of the market price of the Company’s common stock on the exercise date over the exercise price. Additionally, under the terms of this SAR agreement, the SAR award fully vests upon the consummation of an initial public offering. Accordingly, all of Mr. Waldman's outstanding SARs vested upon the completion of the IPO on February 6, 2026; however, no cash payment was made to Mr. Waldman because the exercise price of the outstanding SARs exceeded the Company’s public offering price.

Additional Narrative Disclosure

Employee and Retirement Benefits

We currently provide broad-based health and welfare benefits, including health, life, vision, and dental insurance to our full-time employees, including our Named Executive Officers. In addition, we currently make available a 401(k) retirement plan that allows employees (including our Named Executive Officers) to elect to defer a portion of their compensation on a pre-tax basis to the plan. Pre-tax contributions are allocated to each participant’s individual account and are then invested in selected investment alternatives according to the participants’ directions. We match 100% of elective deferrals up to a maximum per participant per calendar year equal to 4% of the participant’s eligible compensation. Matching contributions to our 401(k) plan are not subject to vesting requirements. All contributions under our 401(k) plan are subject to certain annual dollar limitations in accordance with applicable laws, which are periodically adjusted for changes in the cost of living. Other than the 401(k) plan, we do not provide any qualified or non-qualified retirement or deferred compensation benefits to our employees, including our Named Executive Officers.

Potential Payments Upon Termination or Change in Control

In addition to the severance benefits described above in the section entitled “Narrative Disclosure to Summary Compensation Table—Agreements with Named Executive Officers,” our Named Executive Officers are entitled to accelerated vesting under their 2025 equity award agreements with us upon a qualifying termination of employment or change in control as described below.

2025 Stock Options

If our Named Executive Officers incur a termination of employment by us without cause, or if they resign from employment for Good Reason (as defined below), in each case, within 120 days prior to or one year following a Change in Control (as defined below), their 2025 stock option award will vest in full in respect of all unvested shares as of such termination date.

2025 SAR Award

Upon the Change in Control that occurred upon our IPO, Mr. Waldman’s 2025 SAR award vested in full.

Definitions

The definitions applicable to the applicable award agreements for the 2025 stock options and Mr. Waldman’s SAR award are included below.

“Change in Control” means any of the following transactions, provided, however, that our board of directors shall determine under parts (iv) and (v) whether multiple transactions are related, and its determination shall be final, binding and conclusive: (i) a merger or consolidation in which we are not the surviving entity, except for a transaction the principal purpose of which is to change the state in which we are incorporated; (ii) the sale, transfer or other disposition of all or substantially all of our assets; (iii) our complete liquidation or dissolution; (iv) any reverse merger or series of related transactions culminating in a reverse merger (including, but not limited to, a tender offer followed by a reverse merger) in which we are the surviving entity but (A) the shares of common stock outstanding immediately prior to such merger are converted or exchanged by virtue of the merger into other property, whether in the form of securities, cash or otherwise, or (B) in which securities possessing more than 50% of the total combined voting power of our outstanding securities are transferred to a person or persons different from those who held such securities immediately prior to such merger or the initial transaction culminating in such merger; or (v) acquisition in a single or series of related transactions by any person or related group of persons (other than us or by one of our sponsored employee benefit plan or a related entity) of beneficial ownership (within the meaning of Rule 13d-3 of the Exchange Act) of securities possessing more than 50% of the total combined voting power of our outstanding securities.

“Good Reason” means, with respect to the termination of service by our Named Executive Officer, that such termination is for “Good Reason” as such term (or word of like import) is expressly defined in a then-effective written agreement between our Named Executive Officer and us or a related entity, or in the absence of such then-effective written agreement and definition, means the occurrence of any of the following events or conditions unless consented to by our Named Executive Officer (and our Named Executive Officer shall be deemed to have consented to any such event or condition unless he provides written notice of his non-acquiescence within 30 days of the effective time of such event or condition): (i) a change in our Named Executive Officer’s responsibilities or duties which represents a material and substantial diminution in his responsibilities; (ii) a material reduction in our Named Executive Officer’s base salary; provided that an across-the-board reduction in the salary level of substantially all other individuals in positions similar to his by the same percentage amount shall not constitute such a salary reduction; or (iii) requiring our Named Executive Officer to be based at any place outside a 50 mile radius from his job location or residence except for reasonably required travel on business.

Director Compensation

We did not pay any of directors for service on our board of directors in 2025 and other than as set forth in the table and described more fully below, we did not pay any compensation, reimburse any expense of, make any equity awards or non-equity awards to, or pay any other compensation to, any of the other non-employee members of our board of directors in 2025 for providing services as non-employee directors.

Name (1)	All Other Compensation ($)		Total ($)
Cassandra Curtis	$875,461	(2)	$875,461

(1)
As of December 31, 2025, Ms. Eschmeyer (a member of our board of directors during 2025) held 58,774 stock options and Mr. Peiros held 6,937 stock options. These options were granted prior to 2025 as compensation for their service on our board of directors.
(2)
Ms. Curtis is an employee (but not an executive officer). She did not receive any compensation for her service as a director and the amounts provided in this table represent the compensation earned in 2025 solely in her capacity as an employee of the Company. Amounts in this column reflect an annual base salary of $273,369, an annual performance-based cash bonus earned in 2025 and paid in 2026 of $41,506, and the grant of stock options and SARs in 2025, which were granted in her employee capacity, computed in accordance with FASB ASC Topic 718. The fair value of each stock option and stock appreciation right award is determined on the date of the grant using the Black-Scholes valuation model. For more information regarding the assumptions used in this calculation, see Note 12 to the audited financial statements in Part II, Item 8. in this Annual Report on Form 10-K. Additionally, as of December 31, 2025, Ms. Curtis held 37,400 SARs and 170,487 stock options.

Narrative Disclosure to Director Compensation Table

Spokesperson Agreement with Jennifer Garner

On November 15, 2022, we entered into the Spokesperson Agreement with Jennifer Garner to serve as our Co-Founder and Farmer Jen. The Spokesperson Agreement has a service term beginning November 15, 2022 and ending on December 15, 2028. See Part III, Item 13. “Certain Relationships and Related Party Transactions—Arrangements with Jennifer Garner.”

Ms. Garner received two stock option grants under the Spokesperson Agreement, each of which vests in 48 equal monthly installments, subject to Ms. Garner’s continuous service with us. The stock options vested in full based on their terms and conditions upon the closing of our initial public offering (the "IPO") in February 2026.

Additionally, Ms. Garner was eligible to receive the following cash compensation under the Spokesperson Agreement: (i) $1 million, which was paid on January 31, 2025, (ii) $2 million, to be paid on January 31, 2026, (iii) $2 million, to be paid on January 31, 2027, and (iv) $3 million, to be paid on January 31, 2028, and payment of any remaining portion of such compensation was to be accelerated upon the date the closing of the IPO. Accordingly, Ms. Garner received a cash payment of $7.0 million upon the completion of the IPO in February 2026. All the compensation under the Spokesperson Agreement is directly tied to Ms. Garner’s service as our Co-Founder and Farmer Jen, and not to her service on our board of directors.

New Director Compensation Program

Following the completion of our IPO, our directors who are not also employees or consultants of the Company (our “non-employee directors”) are eligible to receive compensation for their service on our board of directors consisting of an annual cash retainer and grant of time-vesting RSUs pursuant to the 2026 Omnibus Plan. Each nonemployee director will receive an annual cash retainer of $50,000, paid in four equal quarterly installments and prorated for any partial year of service on our board of directors with additional annual cash retainers of $15,000 for the chair of the audit committee, $10,000 for the chair of the compensation committee and $8,000 for the chair of the nominating and corporate governance committee. In addition, our non-employee directors have received an annual grant of RSUs with an aggregate grant date value of $110,000. Such RSUs will vest on the earlier of (i) the date of the first annual meeting following the grant date and (ii) the one-year anniversary of the grant date, in each case, subject to the non-employee director’s continued service on the board of directors through the applicable vesting date.

Our directors will be reimbursed for travel, food, lodging and other expenses directly related to their activities as directors. Our directors are also entitled to the protection provided by the indemnification provisions in our bylaws. Our board of directors may revise the compensation arrangements for our directors from time to time.

Actions Taken in Connection with the Company's IPO

2026 Omnibus Incentive Plan

On February 5, 2026, in order to incentivize our employees, our board of directors adopted the 2026 Omnibus Plan for eligible employees, consultants, and directors which became effective on February 9, 2026. Our Named Executive Officers are eligible to participate in the 2026 Omnibus Plan. The 2026 Omnibus Plan provides for the grant of options, stock appreciation rights, restricted stock, restricted stock units, stock awards, dividend equivalents, other stock-based awards, cash awards, and substitute awards intended to align the interests of service providers, including our Named Executive Officers, with those of our stockholders. The 2026 Omnibus Plan will remain in effect for a period of 10 years (unless earlier terminated by our board of directors).

Securities to be Offered; Administration

Subject to adjustment in the event of certain transactions or changes of capitalization in accordance with the 2026 Omnibus Plan, 4,023,181 shares of common stock were reserved for issuance pursuant to awards under the 2026 Omnibus Plan. The total number of shares reserved for issuance under the 2026 Omnibus Plan will be increased annually on January 1 of each fiscal year beginning in 2027 and ending and including January 1, 2036, by the lesser of (i) 5% of the aggregate number of shares of common stock, outstanding on December 31 of the immediately preceding fiscal year and (ii) the number of shares of common stock as is determined by our board of directors. Shares of common stock subject to an award that expires or is canceled, forfeited, exchanged, settled in cash or otherwise terminated without delivery of shares and shares withheld to pay the exercise price of, or to satisfy the withholding obligations with respect to, an award will again be available for delivery pursuant to other awards under the 2026 Omnibus Plan.

The 2026 Omnibus Plan is administered by a committee of our board of directors (the “Committee”), except to the extent our board of directors does not duly authorize such Committee to administer the 2026 Omnibus Plan and in which case our board of directors serves as the administrator.

Employee Stock Purchase Plan

On February 5, 2026, in order to incentivize employees of the Company, its designated affiliates and subsidiaries (the “Designated Subsidiaries”), our board of directors adopted, and our stockholders approved, the Once Upon a Farm, PBC 2026 Employee Stock Purchase Plan (the “ESPP”), which became effective on February 9, 2026. The ESPP is comprised of two distinct components in order to provide increased flexibility to grant rights to purchase shares under the ESPP that are intended to qualify for favorable U.S. federal tax treatment under Section 423 of the Code (the “Section 423 Component”) and rights to purchase shares that are not intended to be tax-qualified under Section 423 of the Code. The ESPP has the features described below.

Shares Available for Awards; Administration

A total number of 402,318 shares of common stock were initially reserved for issuance under the ESPP. In addition, the number of shares available for issuance under the ESPP will be increased annually on January 1 of each fiscal year beginning in 2027 and ending and including January 1, 2036, by an amount equal to the lesser of (i) 1% of the shares outstanding on December 31 of the immediately preceding fiscal year or (ii) such smaller number of shares as determined by our board of directors. Our compensation committee or other individuals to which authority has been delegated under the ESPP will administer and will have authority to interpret the terms of the ESPP and determine eligibility of participants.

Executive Change in Control and Severance Plan

In February 2026, in connection with the IPO, the compensation committee adopted the Once Upon a Farm, PBC Executive Change in Control and Severance Plan (the “Executive Severance Plan”). The Executive Severance Plan provides severance pay and benefits to eligible officers and management employees who are designated as “Eligible Employees” under the Executive Severance Plan. Each of our Named Executive Officers is designated as an Eligible Employee in the Executive Severance Plan. Capitalized terms used but not otherwise defined herein have the meanings assigned to them in our proposed draft of the Executive Severance Plan.

Upon the termination of an Eligible Employee’s employment due to a termination by the Company without cause or a resignation by the Eligible Employee for Good Reason (each, a “Qualifying Termination”) that occurs outside of the period commencing on the date on which a Change in Control is consummated and ending 12 months after a Change in Control is consummated, so long as such Eligible Employee satisfies the Release and Restrictive Covenant Requirements (as defined below), the Eligible Employee would be entitled to receive the following severance benefits: (i) a cash severance payment equal to the product of (a) the Eligible Employee’s base salary and (b) the Applicable Non-CIC Severance Multiple (which is 1.0 for both Tier 1 employees, including Mr. Foraker, and Tier 2 employees, including Mr. Waldman), payable in substantially equal installments on the Company’s regular payroll schedule for the period commencing on the Eligible Employee’s date of termination and continuing until the expiration of the Eligible Employee’s Applicable Non-CIC Severance Period (which is 12 months for both Tier 1 and Tier 2 employees) and (ii) a cash payment equal to the product of (a) the monthly amount of the premiums for the Eligible Employee’s group health plan coverage (including coverage for the Eligible Employee’s spouse and eligible dependents), determined under the Company’s group health plans (the “Monthly COBRA Amount”) and (b) the Applicable Non-CIC COBRA Multiple (which is 12 months for both Tier 1 and Tier 2 employees), payable in lump sum within 60 days after such Eligible Employee’s date of termination.

Upon the termination of an Eligible Employee’s employment due to a Qualifying Termination that occurs three months prior to or within 12 months of the date on which a Change in Control is consummated and so long as the Eligible Employee satisfies the Release and Restrictive Covenant Requirements, the Eligible Employee would be entitled to receive the following severance benefits, payable in lump sum within 60 days after such Eligible Employee’s date of termination: (i) a cash severance payment equal to the product of (a) the sum of the Eligible Employee’s base salary and target annual bonus for the year of termination and (b) the Applicable CIC Severance Multiple (which is 2.0 for Tier 1 employees and 1.5 for Tier 2 employees) and (ii) a cash payment equal to the product of (a) the Monthly COBRA Amount and (b) the Applicable CIC COBRA Multiple (which is 24 months for Tier 1 employees and 18 months for Tier 2 employees).

Payment of the severance benefits under the Executive Severance Plan to an Eligible Employee will be subject to the Eligible Employee’s (i) execution and non-revocation of a general release of claims in favor of the Company and (ii) continued compliance with the cooperation covenant set forth in the Executive Severance Plan and the other restrictive covenant obligations set forth in the Eligible Employee’s participation agreement and any other agreement to which such Eligible Employee is a party (the “Release and Restrictive Covenant Requirements”). The Executive Severance Plan will supersede all prior agreements, practices, policies, procedures and plans relating to severance benefits.

Equity Grants

In February 2026, in connection with the IPO, we granted awards under the 2026 Omnibus Plan, including 548,791 restricted stock units (“RSUs”) (169,088 of which were RSUs granted to replace unvested SAR awards under the 2021 Plan that were forfeited in connection with the IPO (the “SAR RSUs”)) to our non-employee directors and certain employees, including our Named Executive Officers, and up to 469,726 stock options to our employees, including our Named Executive Officers (collectively, the “IPO Grants” and, with respect to the SAR RSUs, calculated using the 18.7-for-1 forward stock split effected on January 23, 2026 as described below).

The RSUs granted to non-employee directors will vest on the earlier of the one-year anniversary of the grant date or the next annual stockholder meeting, subject to the director’s continued service through the applicable vesting date. We granted RSU, each with respect to 6,112 shares, to each of Dara Bazzano, Megan Bent, Jared Jacobs, Lawrence Peiros, Brett Thomas and Walter Robb.

The stock options granted to Named Executive Officers have a per share exercise price equal to the initial public offering price of $18.00 per share, which is the fair market value of a share of our common stock on the grant date of the stock options. The stock options will vest and become exercisable as follows: 25% of the shares subject to the stock option will cliff-vest on the one-year anniversary of the grant date, and the remaining 75% of the shares subject to the stock option will vest annually thereafter, in each case, subject to the executive’s continued service through each applicable vesting date. We made such option grants to each of Mr. Foraker and Mr. Waldman to purchase 98,288 and 31,944 shares of our common stock, respectively.

The RSUs granted to Named Executive Officers will cliff vest 25% on the one-year anniversary of the grant date and the remaining 75% will vest annually thereafter, in each case, subject to the executive’s continuous service relationship with us through each applicable vesting date. We made such RSU grants to each of Mr. Foraker and Mr. Waldman with respect to 69,445 and 22,570 shares, respectively.

Clawback Policy

In connection with our IPO, we also adopted a clawback policy that complies with NYSE’s clawback listing standards, Section 10D of the Exchange Act and the rules promulgated thereunder (the “Clawback Policy”). In the event that we are required to prepare an accounting restatement of our financial statements due to our material noncompliance with any financial reporting requirement under the securities laws, the Clawback Policy requires that covered executives must reimburse us, or forfeit, any excess incentive-based compensation “received” (as defined in Section 10D of the Exchange Act) by such covered executive during the three completed fiscal years immediately preceding the date on which we are required to prepare the restatement. Executives covered by the Clawback Policy include our current and former executive officers, as determined by the compensation committee in accordance with Section 10D of the Exchange Act and the NYSE listing standards, and such other senior executives or employees who may from time to time be deemed subject to the Clawback Policy by the compensation committee.

Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

The Company does not intend to time grants of stock options, stock appreciation rights, or similar option-like instruments in relation to the disclosure of material nonpublic information by the Company. Although the compensation committee and the board are reviewing the Company's future practices related to the grant of equity awards, the Company expects that grants of stock options, stock appreciation rights, or similar option-like instruments will be made annually on a consistent schedule, which is currently expected to be in the first quarter of every year.

Compensation Committee Interlocks and Insider Participation

During 2025, we did not have a compensation committee. None of our executive officers serve on the board of directors or compensation committee of another public company that has an executive officer that serves on our board of directors or compensation committee. No member of our board is an executive officer of another public company in which one of our executive officers serves as a member of the board of directors or compensation committee of that company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information regarding the Company’s equity compensation plans as of December 31, 2025.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(1) (b)	Number of Securities Remaining Available for Future Issuances Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(2)	6,554,599	(3)	$5.53	58,961	(4)
Equity compensation plans not approved by security holders	—		—	—
Total	6,554,599		$5.53	58,961

(1)
Represents the weighted average exercise price of the Company's outstanding stock options and outstanding stock appreciation rights issued to employees and directors, on a combined basis. The weighted average exercise price of the Company's outstanding stock options at December 31, 2025 was $3.96. The weighted average exercise price of stock appreciation rights outstanding at December 31, 2025 was $13.53.
(2)
Represents the Once Upon a Farm, PBC 2021 Omnibus Incentive Plan.
(3)
Includes 5,477,425 outstanding stock options to purchase shares of our common stock and 1,077,174 outstanding stock appreciation rights. In connection with our IPO, unvested stock appreciation rights were converted into restricted stock units granted under the Once Upon a Farm, PBC 2026 Omnibus Incentive Plan, which became effective upon the consummation thereof, and vested stock appreciation rights were settled in cash.
(4)
Following the IPO, no further equity awards will be granted under the Once Upon a Farm, PBC 2021 Omnibus Incentive Plan.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the beneficial ownership of our common stock as of February 13, 2026 for the following individuals or groups:

•
each of our directors;
•
each of our Named Executive Officers;
•
all of our directors and executive officers as a group; and
•
each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of our common stock.

The percentage ownership information shown in the table is based upon 41,881,395 shares of common stock outstanding as of February 13, 2026. We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities, or have the right to acquire such powers within 60 days. Under these rules, more than one person may be deemed beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest. In addition, the rules include shares of common stock issuable pursuant to the exercise of stock options that are either immediately exercisable or exercisable on or before April 14, 2026, which is 60 days after February 13, 2026. These shares are deemed to be outstanding and beneficially owned by the person holding those options for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. The information contained in the following table is not necessarily indicative of beneficial ownership for any other purpose, and the inclusion of any shares in the table does not constitute an admission of beneficial ownership of those shares. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws.

Except as otherwise noted below, the address for persons listed in the table is c/o Once Upon a Farm, 2111 San Pablo Avenue, Suite 2216, Berkeley, CA 94702.

Name of Beneficial Owner	Shares of Common Stock	Percent of Class
5% or Greater Stockholders:
CAVU(1)	11,063,595	26.4%
S2G(2)	5,642,446	13.5%
Cambridge(3)	3,760,066	9.0%
Jennifer Garner(4)	3,057,280	7.1%
John Foraker(5)	2,710,831	6.4%
Directors and Named Executive Officers:
John Foraker(5)	2,710,831	6.4%
Lawrence Waldman(6)	488,142	1.2%
Dara Bazzano	—	—
Megan Bent	46,039	*
Cassandra Curtis(7)	553,257	1.3%
Jennifer Garner(4)	3,057,280	7.1%
Jared Jacobs	—	—
Lawrence Peiros(8)	151,844	*
Walter Robb	134,303	—
Brett Thomas	—	—
Directors and executive officers as a group
(10 individuals)(9)	7,141,696	16.2%

* Represents beneficial ownership of less than 1%.

(1)
Consists of (i) 731,396 shares of common stock held by CAVU Venture Partners IV, L.P. (“CAVU IV”), (ii) 646,478 shares of common stock held by TNG Investors LP (“TNG”), (iii) 7,411,502 shares of common stock held by CAVU Venture Partners II, L.P. (“CAVU II”), and (iv) 2,274,219 shares of common stock held by CAVU Venture Partners III L.P. (“CAVU III” and, together with CAVU II, CAVU IV, and TNG, the “CAVU Entities”). CAVU Venture Partners GP II, LLC (“Fund II GP LLC”) is the general partner of CAVU Venture Partners GP II, LP (“Fund II GP”), which is the general partner of CAVU II. CAVU Venture Partners GP III, LLC (“Fund III GP LLC”) is the general partner of CAVU Venture Partners GP III, LP (“Fund III GP”), which is the general partner of CAVU III. CAVU Venture Partners GP IV, LLC (“Fund IV GP LLC”) is the general partner of CAVU Venture Partners GP IV, LP (“Fund IV GP”), which is the general partner of CAVU IV and TNG. Brett Thomas is a Manager of the Fund II GP LLC, Fund III GP LLC, and Fund IV GP LLC, which, as the general partners of Fund II GP, Fund III GP, and Fund IV GP, respectively, have voting and investment control of the CAVU Entities and, as such, may be deemed to be the beneficial owner of such shares. The business address of each of the CAVU Entities and Brett Thomas is 515 West 20th Street, Suite 4W, New York, NY 10011.
(2)
Consists of (i) 423,181 shares of common stock held by S2G Ventures Fund I, L.P., (ii) 4,141,602 shares of common stock held by S2G Ventures Fund II, L.P., and (iii) 1,077,663 shares of common stock held by S2G Builders Food & Agriculture Fund III, L.P. (together with S2G Ventures Fund I, L.P. and S2G Ventures Fund II, L.P., the “S2G Funds”). S2G Investments, LLC is a registered investment advisor to the S2G Funds with voting and investment control of the securities held by S2G Funds. The business address of each of the foregoing entities and persons is 210 N. Carpenter Street, Suite 800, Chicago, IL 60607.
(3)
Consists of (i) 878,900 shares of common stock held by Cambridge Ofarm Holdings, LLC, (ii) 1,115,118 shares of common stock held by Cambridge SPG IRA Fund LP, (iii) 436,365 shares of common stock held by Cambridge OUAF Holdings LLC, (iv) 225,878 shares of common stock held by CSPG OUAF C Holdings LLC, (v) 567,302 shares of common stock held by CSPG Ofarm C Holdings LLC, and (vi) 536,503 shares of common stock held by CSPG IRA Ofarm Holdings LLC. Cambridge Ofarm Holdings, LLC, Cambridge SPG IRA Fund LP, Cambridge OUAF Holdings LLC, CSPG OUAF C Holdings LLC, CSPG Ofarm C Holdings LLC, and CSPG IRA Ofarm Holdings LLC (collectively, “Cambridge”) are managed by Filipp Chebotarev, who may be deemed to have beneficial ownership. The business address of Cambridge is 9205 West Russell Road, Suite 240, Las Vegas, NV 89148.
(4)
Consists of (i) 1,788,861 shares of common stock held by Ms. Garner, (ii) 146,683 shares of common stock held by the Jennifer Garner Trust, and (iii) 1,121,736 shares of common stock subject to outstanding options that are fully exercisable or are exercisable within 60 days of February 13, 2026.

(5)
Consists of (i) 600,478 shares of common stock held by Mr. Foraker, (ii) 72,463 shares of common stock held by Caroline Foraker Irrevocable Trust dated December 18, 2024, (iii) 72,463 shares of common stock held by Jack Foraker Irrevocable Trust dated December 18, 2024, (iv) 1,359,846 shares of common stock held by John & Beth Foraker Revocable Trust dated April 19, 2002 (“J&B Revocable Trust”), (v) 72,463 shares of common stock held by Mary Kate Foraker Irrevocable Trust dated December 18, 2024, (vi) 72,463 shares of common stock held by Patrick Foraker Irrevocable Trust dated December 18, 2024, and (vii) 460,655 shares of common stock subject to outstanding options that are fully exercisable or are exercisable within 60 days of February 13, 2026.
(6)
Consists of 488,142 shares of common stock subject to outstanding options that are fully exercisable or are exercisable within 60 days of February 13, 2026.
(7)
Consists of (i) 419,535 shares of common stock held by Ms. Curtis and (ii) 133,722 shares of common stock subject to outstanding options that are fully exercisable or are exercisable within 60 days of February 13, 2026.
(8)
Consists of (i) 63,393 shares of common stock held by Mr. Peiros, (ii) 81,514 shares of common stock held by the Peiros Family Trust, Dated May 23, 2014, and (iii) 6,937 shares of common stock subject to outstanding options that are fully exercisable or are exercisable within 60 days of February 13, 2026.
(9)
Includes 2,211,192 shares of common stock subject to outstanding options that are fully exercisable or are exercisable within 60 days of February 13, 2026.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions Policy

We have adopted formal written procedures for the review, approval, or ratification of transactions with related persons (“Related Party Transactions Policy”). The Related Party Transactions Policy provides that the Audit Committee of our Board is charged with reviewing for approval or ratification all transactions with “related persons” (as defined in paragraph (a) of Item 404 of Regulation S-K) that are brought to the audit committee’s attention.

All of the transactions described below were entered into prior to the adoption of Related Party Transactions Policy.

Related Party Transactions

Other than compensation arrangements for our directors and Named Executive Officers, the following is a description of each transaction since January 1, 2025, to which we were a participant or will be a participant, in which:

•
the amounts involved exceeded or will exceed $120,000; and
•
any of our directors, executive officers, or holders of more than 5% of our capital stock, or any member of the immediate family of, or person sharing the household with, the foregoing persons, had or will have a direct or indirect material interest.

Director Nomination Agreement

On February 9, 2026, we entered into a Director Nomination Agreement with CAVU. Pursuant to the Director Nomination Agreement, CAVU will have the right to nominate to our board of directors (i) two nominees for so long as CAVU beneficially owns 17.5% or greater of the total number of shares of our common stock then-outstanding and (ii) one nominee for so long as CAVU beneficially owns at least 5% but less than 17.5% of the number of shares of our common stock then-outstanding.

Registration Rights Agreement

On February 9, 2026, we entered into a Registration Rights Agreement with certain of our stockholders, including CAVU and S2G. The registration of shares of our common stock pursuant to the exercise of registration rights would enable holders to sell these shares without restriction under the Securities Act when the registration statement is declared effective.

Arrangements with Jennifer Garner

The Company is party to the Amended and Restated Personal Brand Services Spokesperson/Co-Founder Master Agreement with Jennifer Garner, a director of the Company (the “Spokesperson Agreement”). On November 15, 2022, the Spokesperson Agreement was amended and pursuant to such amendment:

•
the Company granted to Ms. Garner options to purchase 468,715 shares of the Company’s common stock with a grant fair value of $1,802,674.80; and
•
the Company granted to Ms. Garner an additional cash incentive contingent on the consummation of an initial public offering, sale or other recapitalization, pursuant to which, if the price per share in such transaction would reach a minimum of $19.58, Ms. Garner would be eligible to receive a cash payment equal to the greater of (a) $2,000,000 or (b) 1.30% multiplied by the incremental valuation difference between the price per share in the transaction and $19.58.

On December 26, 2024, the Company granted to Ms. Garner additional options to purchase 376,543 shares of the Company’s common stock, with a grant date fair value of $3,200,186, as calculated in accordance with Financial Accounting Standards Board’s Accounting Standards Codification Topic 718.

On January 18, 2025, the Spokesperson Agreement was further amended, to grant Ms. Garner additional cash compensation in connection with extending the term of the Spokesperson Agreement. Pursuant to the amendment, Ms. Garner was paid $1,000,000 on January 31, 2025 and was originally entitled to receive the following additional cash payments: $2,000,000 to be paid on January 31, 2026, $2,000,000 to be paid on January 31, 2027 and $3,000,000 to be paid on January 31, 2028, subject to Ms. Garner’s continued performance of services under the Spokesperson Agreement through the applicable payment date. On June 10, 2025, the Company and Ms. Garner amended and restated the Spokesperson Agreement to consolidate the two prior standalone amendments referred to above.

Pursuant to the terms of the amendment, upon the consummation of our IPO, the remaining cash payments were accelerated in full, became immediately due and payable to Ms. Garner, and were paid by the Company to Ms. Garner on February 13, 2026.

Indemnification of Officers and Directors and Insurance

Our certificate of incorporation and bylaws provide that we will indemnify each of our directors and officers to the fullest extent permitted by Delaware law. In addition, we have entered into indemnification agreements with each of our directors and executive officers. We also have purchased directors’ and officers’ liability insurance.

Director Independence

Based on information provided by each of our directors concerning his or her background, employment and affiliations, our board of directors has determined that each of Ms. Bazzano, Ms. Bent, Mr. Jacobs, Mr. Peiros, Mr. Robb, and Mr. Thomas are independent in accordance with the NYSE rules. In making this determination, our board of directors considered the relationships that each such director has with the Company and all other facts and circumstances that our board of directors deemed relevant in determining their independence, including beneficial ownership of our common stock.

Item 14. Principal Accounting Fees and Services.

Deloitte & Touche LLP (PCAOB ID No. 34) has served as our independent registered public accounting firm since 2022. The following table sets forth the aggregate fees billed for various professional services rendered by Deloitte & Touche LLP for the years ended December 31, 2025 and 2024 (in thousands).

	December 31,
	2025	2024
Audit Fees(1)	$4,126,763	$1,162,105
Audit-Related Fees(2)	—	—
Tax Fees(3)	360,180	—
All Other Fees(4)	1,895	—
Total Fees	$4,488,838	$1,162,105

(1)
Represents the aggregate fees billed for the annual audit of financial statements, reviews of quarterly financial statements, and professional services rendered in connection with the Registration Statement, including the issuance of comfort letters and consents.
(2)
Represents the aggregate fees billed for professional services provided in connection with assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.”
(3)
Represents the aggregate fees billed for professional services provided in connection with tax compliance, tax advice, and tax planning.
(4)
Represents fees for all other products and services that are not reported above which consist of subscription fees for an accounting database.

Audit Committee Pre-Approval of Audit and Non-Audit Services

All of the services listed in the above table were approved by the Board of Directors prior to the adoption of the charter of the Audit Committee, which occurred in connection with the completion of the IPO. Consistent with the requirements of the SEC and the Public Company Accounting Oversight Board regarding auditor independence, our Audit Committee is responsible for the appointment, compensation, and oversight of the Company’s independent auditor. In recognition of this responsibility, the charter of the Audit Committee requires the pre-approval of all audit and permitted non-audit services provided by the Company’s independent auditor. The Audit Committee has adopted a policy that requires advance approval of all audit services as well as non-audit services to the extent required by the Exchange Act and the Sarbanes-Oxley Act of 2002. Unless the specific service has been previously pre-approved with respect to that year, the Audit Committee must approve the permitted service before the independent auditor is engaged to perform it.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1. Financial Statements

Our financial statements are listed in the “Index to Financial Statements” under Item 8 of Part II of this Annual Report on Form 10-K.

2. Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulation of the SEC are not required under the related instructions or are inapplicable, and therefore have been omitted.

3. See Item 15(b)

(b) Exhibits:

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Once Upon a Farm, PBC (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Company on February 9, 2026)
3.2	Bylaws of Once Upon a Farm, PBC (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by the Company on February 9, 2026)
4.1*	Description of Capital Stock of Once Upon a Farm, PBC
4.2

Registration Rights Agreement, dated as of February 9, 2026, by and among Once Upon a Farm, PBC and the stockholders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on February 9, 2026)

10.1+

Form of Indemnification Agreement between Once Upon a Farm, PBC and each of its directors and executive officers (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 29, 2025)

10.2

Director Nomination Agreement, dated as of February 9, 2026, by and among Once Upon a Farm, PBC and the stockholders party thereto (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company on February 9, 2026)

10.3+

Offer Letter, dated as of September 1, 2017, by and between John Foraker and Once Upon a Farm, PBC (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 29, 2025)

10.4+

Amended and Restated Personal Brand Services and Spokesperson/Co-Founder Master Agreement, dated as of June 10, 2025, by and between the Spokesperson and Once Upon a Farm, PBC (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 29, 2025)

10.5+	Once Upon a Farm, PBC 2026 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by the Company on February 9, 2026)
10.6+	Once Upon a Farm, PBC 2026 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by the Company on February 9, 2026)
10.7+	Once Upon a Farm, PBC 2021 Omnibus Plan (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 29, 2025)

10.8+

First Amendment to the Once Upon a Farm, PBC 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 29, 2025)

10.9+

Second Amendment to the Once Upon a Farm, PBC 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 29, 2025)

10.10+

Third Amendment to the Once Upon a Farm, PBC 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 29, 2025)

10.11+

Fourth Amendment to the Once Upon a Farm, PBC 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 29, 2025)

10.12+

Form of Notice of Stock Appreciation Right Award (2025) under the 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 29, 2025)

10.13+

Form of Notice of Stock Option Award under the 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 29, 2025)

10.14+

Form of Notice of Stock Option Award (2025) under the 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 29, 2025)

10.15+

Notice of Stock Option Award, dated as of November 15, 2022, by and between Jennifer Garner and Once Upon a Farm, PBC (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 29, 2025)

10.16+

Notice of Stock Option Award, dated as of December 26, 2024, by and between Jennifer Garner and Once Upon a Farm, PBC (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 29, 2025)

10.17

Credit Agreement, dated June 27, 2025, among Once Upon a Farm, PBC, Western Alliance Bank, as administrative agent and collateral agent, and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 29, 2025)

10.18

First Amendment to Credit Agreement, dated September 11, 2025, among Once Upon a Farm, PBC, Western Alliance Bank, as administrative agent and collateral agent, and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 29, 2025)

10.19+

Form of Non-Employee Director RSU Grant Notice and Award Agreement under the 2026 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.20 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 26, 2026)

10.20+

Form of Executive RSU Grant Notice and Award Agreement under the 2026 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.21 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 26, 2026)

10.21+

Form of Executive Stock Option Grant Notice and Award Agreement under the 2026 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.22 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 26, 2026)

10.22+

Form of Executive Change in Control and Severance Plan (incorporated by reference to Exhibit 10.23 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 26, 2026)

10.23+

Form of Participation Agreement under the Executive Change in Control and Severance Plan (incorporated by reference to Exhibit 10.24 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 26, 2026)

19*	Once Upon a Farm, PBC Insider Trading Policy
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 26, 2026)
23*	Consent of Deloitte & Touche LLP
31.1*

Certification of the Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*

Certification of the Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97*	Once Upon a Farm, PBC, Clawback Policy

* Filed herewith.

** This exhibit is furnished herewith and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

+ A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	March 16, 2026	ONCE UPON A FARM, PBC
		By:	/s/ John Foraker
		Name:	John Foraker
		Title:	Chief Executive Officer and Chair of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ John Foraker	Chief Executive Officer and Chair of the Board (Principal Executive Officer)	March 16, 2026
John Foraker
/s/ Lawrence Waldman	Chief Financial Officer (Principal Financial Officer)	March 16, 2026
Lawrence Waldman
/s/ Chris Folena	Chief Accounting Officer (Principal Accounting Officer)	March 16, 2026
Chris Folena
/s/ Dara Bazzano	Director	March 16, 2026
Dara Bazzano
/s/ Megan Bent	Director	March 16, 2026
Megan Bent
/s/ Cassandra Curtis	Director	March 16, 2026
Cassandra Curtis
/s/ Jennifer Garner	Director	March 16, 2026
Jennifer Garner
/s/ Jared Jacobs	Director	March 16, 2026
Jared Jacobs
/s/ Lawrence Peiros	Director	March 16, 2026
Lawrence Peiros
/s/ Walter Robb	Director	March 16, 2026
Walter Robb
/s/ Brett Thomas	Director	March 16, 2026
Brett Thomas