Form 10-Q
period 2026-03-31
Once Upon a Farm, PBC
filed 2026-05-07
CIK 1696556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-43108

Once Upon a Farm, PBC

(Exact Name of Registrant as Specified in its Charter)

Delaware	47-3648280
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
950 Gilman Street, Suite 100 Berkeley, CA	94710
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (888) 983-1606

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001	OFRM	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of April 30, 2026, the registrant had 41,902,031 shares of common stock, $0.0001 par value per share, outstanding.

i

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that reflect our expectations or beliefs regarding future events, including, but not limited to: statements about the markets in which we operate, including growth of our various markets, statements about potential new products and product innovation, and our expectations, beliefs, plans, strategies, objectives, prospects, assumptions, or future events or performance. These forward-looking statements, including expectations and projections about future matters, are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We caution that such statements involve numerous risks and uncertainties and are subject to variables that could impact our future performance. These statements are based on management’s views and assumptions at the time they are made and are not guarantees of future performance. Actual future events and performance may differ materially from the expectations reflected in our forward-looking statements. We do not undertake any obligation to update forward-looking statements.

A variety of factors could materially affect future outcomes, including, but not limited to: adverse public relations, product recalls, and product liability claims arising if our products are contaminated, alleged to be contaminated, or are rumored to have adverse effects, or if our products are alleged to cause illness or injury; factors outside of our and our suppliers’ control that disrupt our operations or impact the inputs, commodities, and ingredients that we use in our business; the failure to manage our supply chain effectively, including inventory levels and transportation and freight services; the availability of natural, plant-rich, and organic ingredients; our ability to protect personal, proprietary, and confidential information and prevent security incidents; damage to the reputation of the Company, products, management team, or co-founders; adverse weather conditions, natural disasters, pestilence, climate change, and other conditions beyond our control that could disrupt our operations; the failure to retain and motivate our management team or other key team members, including our co-founders; our reliance on a limited number of independent contract manufacturers and suppliers, including co-packers; the loss of a significant customer; changing consumer preferences, perceptions, and spending habits; the failure to successfully pursue growth or implement our growth strategy on a timely basis or at all; changes in global and domestic economic and business conditions, and financial market conditions, such as continued inflation, interest rate increases, tariffs, trade wars, recession, government or regulator shutdowns or defunding, regulatory delays or uncertainty, supply chain disruptions or agricultural labor shortages; changes in global trade policy, including the imposition of tariffs on certain goods imported into the United States of America or resultant trade wars that may lead to reduced economic activity, increased costs, reduced demand and changes in retail consumer purchasing behaviors for some or all of our products, or other potentially adverse economic outcomes; significant volatility in the cost or availability of inputs to our business (including freight, raw materials, packaging, energy, labor and other supplies), including as a result of tariffs or inflationary pressures; the impact of various worldwide or macroeconomic events, such as the ongoing conflicts in Europe, the Middle East and South America, and the continued effects of such conflict on U.S. and global economics, our employees, suppliers, customers and end consumers, which could adversely and materially impact our business, financial condition and results of operations; the inability to compete successfully in our highly competitive markets; any damage or disruption at any facility where our finished goods inventory is located; the failure to successfully roll-out coolers and harm to the operating capacity of our coolers; our ability to expand existing customer relationships and acquire new customers; the failure of our enterprise resource planning system or any deficient information-sharing capabilities; the sufficiency and effectiveness of our marketing and trade spending programs and whether we are able to develop and maintain our brand; the fluctuation in our business as a result of promotional activities and seasonality; our ability to implement initiatives to improve productivity and streamline operations to control or reduce costs; our ability to achieve or sustain profitability; our compliance and the compliance of our suppliers, co-packers, and co-manufacturers with applicable governmental laws and regulations; the ability of our information technology systems, including artificial intelligence technologies, to perform adequately and accurately; changes in tax laws; our ability to generate sufficient cash to service all of our indebtedness; our status as a public benefit corporation and our duty to balance a variety of interests as a public benefit corporation; volatility of the market price of our common stock; the incurrence of increased costs as a result of operating as a public company; and the other factors set forth under Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q and Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

This list is not exhaustive and is intended for illustrative purposes only. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

ii

Unless otherwise specified or unless the context requires otherwise, all references in this Quarterly Report on Form 10-Q to “Once Upon a Farm,” “the Company,” “we,” “us,” and “our,” or similar references, refer to Once Upon a Farm, PBC.

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ONCE UPON A FARM, PBC

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except share amounts)

	March 31,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$99,886	$10,860
Accounts receivable, net	34,563	28,783
Inventory	50,269	46,981
Prepaid expenses and other current assets	5,208	15,520
Total current assets	189,926	102,144
Property and equipment, net	9,953	8,903
Intangible assets, net	541	561
Goodwill	4,244	4,244
Other non-current assets	1,027	567
Total assets	$205,691	$116,419
Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$16,392	$19,606
Accrued expenses and other current liabilities	30,860	24,269
Total current liabilities	47,252	43,875
Nonconvertible debt, net	—	43,000
Convertible notes	—	17,214
Derivative liability	—	32,413
Other non-current liabilities	558	2,017
Total liabilities	47,810	138,519
Commitments and contingencies (Note 7)
Convertible preferred stock, $0.0001 par value; 100,000,000 and 1,347,305 shares authorized; no shares and 1,164,696 shares issued and outstanding as of March 31, 2026 and December 31, 2025; aggregate liquidation preference of $0 and $94,261 as of March 31, 2026 and December 31, 2025	—	101,967
Stockholders’ equity (deficit):
Common stock, $0.0001 par value; 1,000,000,000 and 38,250,607 shares authorized; 41,890,392 and 7,458,069 shares issued and outstanding as of March 31, 2026 and December 31, 2025	4	1
Additional paid-in capital	309,425	11,669
Accumulated deficit	(151,548)	(135,737)
Total stockholders’ equity (deficit)	157,881	(124,067)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$205,691	$116,419

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

ONCE UPON A FARM, PBC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2026	2025
Net sales	$72,720	$50,603
Cost of goods sold	43,042	31,510
Gross profit	29,678	19,093
Selling, general and administrative expenses	45,828	28,280
Loss from operations	(16,150)	(9,187)
Other income (expense):
Interest expense	(420)	(523)
Interest income	499	121
Change in fair value of derivative liability	340	(9,680)
Other expense, net	(3)	(457)
Total other income (expense)	416	(10,539)
Net loss before income tax provision	(15,734)	(19,726)
Income tax (provision) benefit	(77)	260
Net loss	$(15,811)	$(19,466)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.59)	$(2.95)
Weighted-average shares used in computing net loss per share attributable to common stockholders:
Basic and diluted	26,892,105	6,595,854

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

ONCE UPON A FARM, PBC

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

(In thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balances at December 31, 2025	1,164,696	$101,967	7,458,069	$1	$11,669	$(135,737)	$(124,067)
Issuance of common stock upon initial public offering, net of underwriting costs and offering costs of $16,551	—	—	9,281,118	1	138,814	—	138,815
Conversion of convertible preferred stock into common stock	(1,164,696)	(101,967)	21,779,817	2	101,965	—	101,967
Conversion of convertible notes	—	—	2,819,512	—	18,678	—	18,678
Reclassification of derivative liability to equity	—	—	—	—	32,073	—	32,073
Issuance of common stock upon net exercise of warrants and reclassification of related warrant liability to equity	—	—	542,879	—	1,871	—	1,871
Exercise of stock options			8,997		17		17
Stock-based compensation	—	—	—	—	4,338	—	4,338
Net loss	—	—	—	—	—	(15,811)	(15,811)
Balances at March 31, 2026	—	$—	41,890,392	$4	$309,425	$(151,548)	$157,881

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balances at December 31, 2024	1,164,696	$101,967	6,575,609	$1	$6,349	$(118,488)	$(112,138)
Stock-based compensation	—	—	—	—	805	—	805
Exercise of stock options	—	—	59,748	—	127	—	127
Net loss	—	—	—	—	—	(19,466)	(19,466)
Balances at March 31, 2025	1,164,696	$101,967	6,635,357	$1	$7,281	$(137,954)	$(130,672)

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

ONCE UPON A FARM, PBC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Three Months Ended March 31,
	2026	2025
OPERATING ACTIVITIES
Net loss	$(15,811)	$(19,466)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liability	(340)	9,680
Change in fair value of convertible preferred stock warrant liability	(13)	464
Change in fair value of SARs liability	(2)	—
Stock-based compensation	4,338	805
SARs issued to a customer recorded as a reduction to revenue	43	—
Inventory adjustments	622	189
Depreciation and amortization	475	257
Amortization of debt discounts and deferred financing costs	49	138
Non-cash interest	29	147
Changes in operating assets and liabilities:
Accounts receivable	(5,780)	(4,371)
Inventory	(3,910)	(6,532)
Prepaid expenses and other assets	(3,936)	(2,326)
Accounts payable	(743)	4,055
Accrued expenses and other liabilities	12,139	2,484
Net cash used in operating activities	(12,840)	(14,476)
INVESTING ACTIVITIES
Purchase of property and equipment	(1,446)	(450)
Net cash used in investing activities	(1,446)	(450)
FINANCING ACTIVITIES
Proceeds from issuance of common stock	155,366	—
Proceeds from term loan facility	—	14,000
Proceeds from exercise of stock options	17	127
Payment of debt modification costs	—	(34)
Repayment of line of credit	(43,000)	—
Payment of offering costs	(9,071)	—
Payment of deferred offering costs	—	(104)
Net cash provided by financing activities	103,312	13,989
Net change in cash and cash equivalents	89,026	(937)
Cash and cash equivalents, beginning of period	10,860	17,306
Cash and cash equivalents, end of period	$99,886	$16,369
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$342	$234
Cash paid for income taxes	$—	$3
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Capital expenditures included in accounts payable and accrued expenses	$697	$55
Offering costs included in accounts payable and accrued expenses	$248	$—
Deferred offering costs included in accounts payable and accrued expenses	$—	$336
Deferred offering costs transferred to additional paid in capital	$13,987	$—
Conversion of convertible preferred stock to common stock	$101,967	$—
Conversion of convertible notes to equity	$18,678	$—
Reclassification of derivative liability to equity	$32,073	$—
Issuance of common stock upon net exercise of warrants	$1,871	$—

The accompanying notes are an integral part of these Unaudited Condensed Financial Statements.

ONCE UPON A FARM, PBC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Initial Public Offering

On February 9, 2026, the Company completed its initial public offering (the “IPO”) of 7,631,537 shares of its common stock at the public offering price of $18.00 per share, plus an additional 1,649,581 shares of common stock at the same public offering price pursuant to the exercise of the underwriters' option to purchase additional shares. The Company received approximately $138.8 million in aggregate proceeds, net of underwriting discounts and commissions and offering costs. In connection with the IPO, certain of the Company's stockholders (the “Selling Stockholders”) sold 3,365,672 shares of common stock. The Company did not receive any of the proceeds from the sale of shares by the Selling Stockholders.

Immediately prior to the closing of the IPO, all outstanding convertible notes (“Convertible Notes”) (See Note 8, Convertible Notes) were converted into their respective classes of convertible preferred stock, which then immediately converted into 2,819,512 shares of common stock (see Note 8, Convertible Notes). Further, all outstanding shares of the Company’s convertible preferred stock were converted into 21,779,817 shares of the Company’s common stock at the applicable conversion ratio then in effect (see Note 9, Convertible Preferred Stock) and the related carrying value of $102.0 million was reclassified from temporary equity to additional paid in capital. Subsequent to the closing of the IPO, there were no shares of convertible preferred stock outstanding. The carrying values of the notes, together with accrued interest, and related derivative liability, which was remeasured to fair value on the IPO date, were reclassified to additional paid-in capital. Additionally, upon the consummation of the IPO, all of the then-outstanding convertible preferred stock warrants issued to a customer were automatically net exercised into 438,983 shares of common stock and the convertible preferred stock warrants issued in connection with a credit facility were net exercised into 103,896 shares of common stock.

Forward Stock Split and Change in Par Value

On January 23, 2026, the Company effected an 18.7-for-1 forward stock split (the “Forward Stock Split”) of its issued and outstanding shares of common stock, as well as stock options to purchase shares of common stock, restricted stock awards and stock appreciation rights. In connection with the Forward Stock Split, the Company changed the par value of its capital stock from $0.001 to $0.0001 and amended its certificate of incorporation to authorize the issuance of up to 1,000,000,000 shares of common stock, $0.0001 par value per share, and 100,000,000 shares of preferred stock, $0.0001 par value per share. Accordingly, all share and per share amounts related to common stock for all periods presented in the accompanying condensed financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect the effect of the Forward Stock Split. As the number of all outstanding convertible preferred stock remained unchanged, the conversion ratios for each series of the Company’s convertible preferred stock were retroactively adjusted as a result of the Forward Stock Split.

2.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies and estimates used in the preparation of the unaudited condensed consolidated financial statements are described in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2025, and the notes thereto, which are included in the Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission on March 16, 2026. During the three months ended March 31, 2026, there were no significant changes to the Company’s significant accounting policies as described in the Company’s audited financial statement as of and for the year ended December 31, 2025.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The condensed consolidated financial statements include all the accounts of the Company's wholly-owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the accompanying condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of these condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions made in the accompanying condensed consolidated financial statements include, but are not limited to, net realizable value of inventory; revenue recognition, including variable consideration for sales promotions and discounts; the valuation of stock-based awards, including the valuation of common stock; useful lives and valuation of long-lived assets; intangible assets and goodwill; valuation of derivative liability; valuation of preferred stock warrant liabilities; and provision for income taxes, including related reserves. Management periodically evaluates its estimates, which are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of demand deposit accounts, money market accounts and accounts receivable. The Company maintains its cash and cash equivalents, which may, at times, exceed federally insured limits, with financial institutions of high credit standing. As of March 31, 2026, the Company has not experienced any losses on its deposit accounts and money market accounts. As of March 31, 2026, the Company does not believe there is significant financial risk from nonperformance by the issuers of the Company’s deposit accounts and money market accounts.

Customers with 10% or more of the Company’s net sales or accounts receivable consist of the following for the periods indicated:

	Accounts Receivable		Net Sales
	March 31,	December 31,	For the Three Months Ended March 31,
	2026	2025	2026	2025
Customer A	28%	31%	17%	24%
Customer B	**	**	12%	**
Customer C	22%	14%	15%	11%
Customer D	12%	12%	**	**
Customer E	**	11%	14%	15%

** Represents less than 10% of accounts receivable or net sales as applicable

Deferred Offering Costs

The Company capitalized certain legal, professional accounting and other third-party fees that are directly associated with its IPO as deferred offering costs until such offering is consummated. As of December 31, 2025, there was $14.0 million of deferred offering costs capitalized and included in prepaid expenses and other current assets in the condensed consolidated balance sheets. Upon closing of the IPO in February 2026, $16.6 million of offering costs, including $14.0 million of deferred offering costs capitalized as of December 31, 2025, were offset against the IPO proceeds and reclassified to additional paid-in capital.

Recently Adopted Accounting Pronouncements

In July 2025, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2025-05, Financial Instruments – Credit Losses (Topic 326):Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). ASU 2025-05 provides a practical expedient that all entities can use when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606, Revenue from Contracts with Customers. Under this practical expedient, an entity is allowed to assume that the current conditions it has applied in determining credit loss allowances for current accounts receivable and current contract assets remain unchanged for the remaining life of those assets. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025, and interim reporting periods in those years. Entities that elect the practical expedient and, if applicable, make the accounting policy election are required to apply the amendments prospectively. The Company adopted ASU 2025-05 effective for the annual period beginning January 1, 2026 and it did not have a material impact on the accompanying condensed consolidated financial statements and disclosures.

Recent Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 enhances the transparency and decision usefulness of income tax disclosures. Adjustments to the annual disclosure of income taxes include: (1) a tabular rate reconciliation comprised of eight specific categories, (2) incomes taxes paid, disaggregated between significant national, state, and foreign jurisdictions, (3) eliminates requirements to disclose the nature and estimate of reasonably possible changes to unrecognized tax benefits in the next 12 months or that an estimated range cannot be made, and (4) adds a requirement to disclose income (or loss) from continuing operations before income tax expense (or benefit) by national and foreign,~~;~~ and income tax expense (or benefit) from continuing operations disaggregated between national, state and foreign. The ASU is effective for public business entities for fiscal years beginning on or after December 15, 2024, and for all other entities for fiscal years beginning on or after December 31, 2025, with early adoption permitted. Due to the Company's Emerging Growth Company status, the Company may elect not to adopt new or revised accounting standards until they become effective for private companies. Accordingly, the Company will adopt ASU 2023-09 for its annual financial statements for the year ending December 31, 2026. The Company is currently evaluating the requirements of the new standard and the effect on its condensed consolidated financial statements and the related disclosures.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03 requires additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions within the income statement. In January 2025, the FASB issued ASU No. 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) Clarifying the Effective Date. The amendments in this update may be applied either prospectively or retrospectively, and are effective for fiscal years beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. The Company is evaluating the impact that this guidance will have on its condensed consolidated financial statements and related disclosures.

In September 2025, the FASB issued ASU No. 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration From a Customer in a Revenue Contract (“ASU 2025-07”). ASU 2025-07 introduces guidance for applying derivative accounting to contracts that include features tied to the operations or activities of one of the parties to the contract. It also aims to reduce diversity in how share-based payments are accounted for in revenue contracts. ASU 2025-07 will be effective for the annual periods beginning after December 15, 2026 with early adoption permitted. The Company is evaluating the impact that this guidance will have on its condensed consolidated financial statements and related disclosures.

3.
Fair value measurements

The Company had no financial assets or liabilities measured at fair value on a recurring basis at March 31, 2026.

The following table presents the Company’s financial liabilities measured at fair value on a recurring basis for the period indicated (in thousands):

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liability	$—	$—	$32,413	$32,413
Convertible preferred stock warrant liability	—	—	1,884	1,884
	$—	$—	$34,297	$34,297

Derivative Liability

The Convertible Notes contained a conversion feature that met the definition of an embedded derivative that required bifurcation and measurement at fair value (Note 8, Convertible Notes). The Company estimated the fair value of the embedded derivative using a “with-and-without” model. The “with-and-without” methodology involves valuing the whole instrument on an as-is basis and then valuing the instrument without the individual embedded derivative. The difference between the entire instrument with the embedded derivative compared to the instrument without the embedded derivative was the fair value of the derivative liability on issuance. The estimated probability and timing of underlying events triggering the conversion features contained within the Convertible Notes are inputs used to determine the estimated fair value of the entire instrument with the embedded derivative. The fair values are subjective and are affected by certain significant inputs. Changes in the estimated fair value were recognized in the Company's statements of operations and comprehensive loss. Upon conversion of the Convertible Notes in connection with Company’s IPO in February 2026, the derivative liability was remeasured to fair value, and the carrying values of the Convertible Notes and the derivative liability were reclassified to additional paid-in capital.

The Company used the following assumptions to determine the fair value of the derivative liability for the period indicated:

December 31,
2025
Risk-free interest rate	3.58%
Expected term (in years)	0.10
Volatility	62.90%
Dividend yield	—%

The following table provides a summary of the change in the estimated fair value of the Company’s derivative liability (in thousands):

Fair value as of December 31, 2025	$32,413
Change in fair value	(340)
Reclassification to additional paid-in capital upon conversion	(32,073)
Fair value as of March 31, 2026	$—

Fair value as of December 31, 2024	$23,847
Change in fair value	9,680
Fair value as of March 31, 2025	$33,527

Convertible Preferred Stock Warrant Liability

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

In determining the fair value of the convertible preferred stock warrant liability, the following assumptions were used:

	December 31,
	2025
	OPM	Waterfall
Risk-free interest rate	3.58%	N/A
Discount Rate	N/A	12.50%
Expected term (in years)	0.50	0.08
Volatility	62.90%	N/A
Dividend yield	—%	N/A

The following table provides a summary of the change in the estimated fair value of the Company’s convertible preferred stock warrant liability (in thousands):

Fair value as of December 31, 2025	$1,884
Change in fair value	(13)
Reclassification to additional paid-in capital upon net exercise	(1,871)
Fair value as of March 31, 2026	$—

Fair value as of December 31, 2024	$1,396
Change in fair value	464
Fair value as of March 31, 2025	$1,860

In February 2026, following the consummation of the IPO, all then-outstanding convertible preferred stock warrants issued in connection with a credit facility were net exercised, resulting in the issuance of 103,896 shares of common stock, and the related warrant liability was remeasured to fair value as of the IPO date and reclassified to stockholders’ equity (deficit) (see Note 7, Nonconvertible Debt and Warrants).

4.
REVENUE RECOGNITION

The following table presents disaggregated net sales by product category (in thousands):

	Three Months Ended March 31,
	2026	2025
Kid
Pouches	$29,377	$28,275
Snacks	4,772	4,125
Total Kid	34,149	32,400
Baby
Pouches	11,473	5,495
Snacks	26,772	12,082
Other	326	626
Total Baby	38,571	18,203
Total net sales	$72,720	$50,603

5.
Balance Sheet Components

Inventory

Inventory consists of the following (in thousands):

	March 31,	December 31,
	2026	2025
Raw materials	$21,847	$21,539
Finished goods	28,422	25,442
Total inventory	$50,269	$46,981

Property and Equipment, net

Property and equipment, net consists of the following (in thousands):

	March 31,	December 31,
	2026	2025
Machinery and equipment	$11,639	$7,948
Leasehold improvements	78	78
Purchased software	555	555
Construction in progress	794	2,980
Total property and equipment	13,066	11,561
Accumulated depreciation and amortization	(3,113)	(2,658)
Total property and equipment, net	$9,953	$8,903

Depreciation and amortization of property and equipment was $0.5 million and $0.2 million for the three months ended March 31, 2026 and 2025.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consists of the following (in thousands):

	March 31,	December 31,
	2026	2025
Accrued promotional activities	$8,205	$6,015
Accrued inventory purchases	8,189	1,939
Accrued marketing	3,109	2,320
Accrued third-party manufacturing fees	2,827	565
Accrued payroll expenses	2,604	2,811
Accrued deferred offering costs	—	3,783
Accrued interest	—	1,435
Accrued other expenses	5,769	5,351
Operating lease liabilities, current portion	157	50
Total accrued expenses and other current liabilities	$30,860	$24,269

6.
Commitments and Contingencies

Purchase Commitments

The Company has a minimum purchase commitment with an outsourced manufacturer of its snack bars of 10,000,000 units per year, or 50,000,000 units over five years. Based on the current pricing, the remaining future minimum purchase commitment under the non-cancellable purchase agreement as of March 31, 2026 is as follows (in thousands):

Year Ending December 31,	Amount
2026 (remainder)	$1,362
2027	1,900
2028	1,900
2029	1,900
Total	$7,062

Litigation

The Company may become involved in legal proceedings from time to time. The Company does not believe that any legal proceeding or claims currently pending against it, individually or in the aggregate, are material, or will have a material adverse effect on its financial condition, results of operations or cash flows.

7.
NONCONVERTIBLE Debt AND WARRANTS

Nonconvertible Debt

In June 2025, the Company and the lender entered into an agreement to replace an existing term loan and revolving credit facility (together the “Existing Credit Agreement”) for a delayed draw term loan (the “Term Loan Facility”) and a revolving credit facility (the “Revolving Credit Facility” and together with the Term Loan Facility, the “Nonconvertible Debt”). The Revolving Credit Facility has a maximum capacity of $65.0 million. The maximum amount available under the Revolving Credit Facility is calculated as the lower of (a) the current maximum capacity and (b) the sum of (i) 80% of the Company’s gross accounts receivable and (ii) 85% of the liquidation value of inventory, each subject to certain adjustments. The Term Loan Facility has a maximum capacity of $30.0 million. The Term Loan Facility is available in two tranches: (i) an $18.0 million tranche that is available immediately and (ii) a $12.0 million tranche that is contingent on the Company achieving certain funding milestones prior to March 31, 2026 (which were achieved upon the completion of the IPO).

Upon closing of the Nonconvertible Debt in June 2025, the Company drew $22.0 million under the Revolving Credit Facility in order to repay the outstanding balances on the Existing Credit Agreement. During the second half of 2025, the Company drew an additional $21.0 million under the Revolving Credit Facility for general corporate purposes. There were no lender fees or third-party expenses incurred related to these draws. As of December 31, 2025, $43.0 million was outstanding under the Revolving Credit Facility and the interest rate applicable to borrowings under the Revolving Credit Facility was 7.0%.

Following completion of the IPO, the Company used a portion of the proceeds to repay all outstanding amounts under the Nonconvertible Debt. Accordingly, the Company repaid $43.0 million on February 10, 2026. As of March 31, 2026, the Company had no outstanding borrowings under the Revolving Credit Facility or the Term Loan Facility and the Company had up to $65.0 million and $30.0 million available to draw under its Revolving Credit Facility and the Term Loan Facility.

For the three months ended March 31, 2026 and 2025, interest expense for the Nonconvertible Debt was $0.4 million and $0.4 million, including amortization of debt issuance costs and discounts, which was immaterial in both periods. As of March 31, 2026 and December 31, 2025, the Company had $0.4 million and $0.4 million of unamortized of debt issuance costs within other assets on the balance sheet related to the Nonconvertible Debt.

The Company is subject to certain financial and nonfinancial covenants under the provisions of the Nonconvertible Debt, including maintaining a minimum cash balance with the lender of $4.0 million, restrictions on paying any dividends to its common and preferred shareholders, limits on the types of other debt financing that can be obtained and limits on certain capital expenditures, among other things. As of March 31, 2026 and December 31, 2025, the Company was in compliance with all covenants.

Nonconvertible Debt Warrants

In connection with the initial issuance and various amendments to the Existing Credit Agreement, the Company issued to the lender warrants to purchase shares of the Company's Series B-1 convertible preferred stock and Series D convertible preferred stock (the “Convertible Preferred Stock Warrants”).

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

The above table excludes convertible preferred stock warrants issued to a customer (see Note 11, Stock-based Compensation).

The Convertible Preferred Stock Warrants were accounted for as a derivative liability and classified in other non-current liabilities on the balance sheets because the underlying convertible preferred stock was contingently redeemable outside of the Company's control. The aggregate estimated fair value was $1.9 million as of December 31, 2025.

In February 2026, upon the consummation of the IPO, all then-outstanding Convertible Preferred Stock Warrants issued in connection with a credit facility were net exercised, resulting in the issuance of 103,896 shares of common stock. As a result of the net exercise of the Convertible Preferred Stock warrants associated with the credit facility, the warrant liability was remeasured to fair value at the IPO date and was reclassified to stockholders’ equity (deficit).

8.
CONVERTIBLE NOTES

The tables below summarize the Company’s outstanding Convertible Notes for the period indicated (in thousands, except per share amounts):

	December 31, 2025
	Carrying Value	Fair Value	Conversion Price
Series C-1 Convertible Notes	$3,600	$12,461	$97.78
Series C-2 Convertible Notes	4,314	21,373	68.32
Series D Convertible Notes	9,300	17,203	183.03
	17,214	$51,037
Unamortized debt discounts	—
Total Convertible Notes, net	$17,214

Immediately prior to the closing of the IPO in February 2026, the outstanding Convertible Notes were converted into their respective classes of convertible preferred stock, which then immediately converted into 2,819,512 shares of our common stock. Upon conversion, the carrying values of the Convertible Notes, together with accrued interest, and the related derivative liability, which was remeasured to fair value on the IPO date, were reclassified to additional paid-in capital.

9.
Convertible Preferred Stock

Convertible preferred stock consists of the following for the period indicated (in thousands, except share amounts):

	As of December 31, 2025
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

The Company classified its convertible preferred stock outside of total stockholders’ deficit because, in the event of certain “liquidation events” that are not solely within the control of the Company (including a merger, acquisition or sale of all or substantially all of the Company’s assets), the shares would become redeemable at the option of the holders. The Company did not adjust the carrying values of the convertible preferred stock to the deemed liquidation values of such shares since a liquidation event was not probable at any of the reporting dates. Subsequent adjustments to increase or decrease the carrying values to the ultimate liquidation values will be made only if and when it becomes probable that such liquidation event will occur.

In February 2026, immediately prior to the completion of the IPO, all of the then-outstanding shares of convertible preferred stock automatically converted into 21,779,817 shares of common stock at the applicable conversion ratio then in effect. Upon conversion, the carrying value of the convertible preferred stock was reclassified to common stock and additional paid-in capital.

10.
Common Stock

In connection with the IPO, in February 2026, the Company filed an amended and restated certificate of incorporation effective immediately prior to the closing of the IPO that authorized the issuance of up to 1,000,000,000 shares of common stock, par value $0.0001 per share, and 100,000,000 shares of preferred stock, par value $0.0001 per share.

The Company had reserved shares of common stock for issuance in connection with the following for the periods indicated on an as-converted basis:

	March 31,	December 31,
	2026	2025

Options outstanding	5,946,864	5,477,425
Options available for future issuance under the 2026 Omnibus Plan	3,542,855	—
Restricted stock units outstanding	598,209	—
Conversion of outstanding shares of convertible preferred stock	—	21,779,817
Convertible Notes	—	2,819,512
Warrants issued to a customer	—	514,923
Convertible Preferred Stock Warrants	—	141,858
Options available for future issuance under the 2021 Plan	—	58,961
Total reserved shares of common stock	10,087,928	30,792,496

11.
STOCK-BASED COMPENATION

For the three months ended March 31, 2026 and 2025, the Company recognized stock-based compensation of approximately $6.5 million and $0.8 million, which was recognized in selling, general and administrative expenses in the statements of operations and comprehensive loss.

Stock Options

On February 5, 2026, the board of directors of the Company (“Board of Directors”) adopted, and the Company’s stockholders approved, the omnibus equity incentive plan (the “2026 Omnibus Plan”), which became effective on the same date. The 2026 Omnibus Plan replaced the existing omnibus equity incentive plan (“2021 Plan”), as the Board of Directors determined to not make additional grants under the 2021 Plan following the closing of the IPO. However, the 2021 Plan continues to govern outstanding stock option awards granted under the 2021 Plan. The 2026 Omnibus Plan allows the Company to grant incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other awards. The number of shares initially available for issuance under awards granted pursuant to the 2026 Omnibus Plan is 4,023,181.

The following table summarizes the stock option activity for the three months ended March 31, 2026:

	Stock Options
	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In Thousands)
Balances as of December 31, 2025	5,477,425	$3.96	6.8	$71,837
Options granted	480,326	18.16
Options exercised	(8,997)	1.85		129
Options forfeited and expired	(1,890)	4.12
Balances as of March 31, 2026	5,946,864	$5.11	6.8	$67,739
Vested and expected to vest as of March 31, 2026	5,946,864	$5.11	6.8	$67,739
Options exercisable as of March 31, 2026	4,554,992	$3.42	6.3	$58,903

The intrinsic value of options exercised during the three months ended March 31, 2026 and 2025 was $0.1 million and $0.7 million. This intrinsic value represents the difference between the fair value of the Company’s common stock on the date of exercise and the exercise price of each option.

During the three months ended March 31, 2026 and 2025, the weighted average grant date fair value of options granted, was $12.82 and $10.30 per share.

During the three months ended March 31, 2026, the Company recognized $3.5 million of stock-based compensation related to stock options, including $2.6 million of stock-based compensation associated with accelerated vesting of the Spokesperson's (defined in Note 12, Related Party Transactions) stock options upon the closing of the IPO in February 2026.

As of March 31, 2026, the unrecognized compensation related to the service-based vesting options is approximately $12.1 million, which will be recognized over a weighted-average remaining requisite service period of 3.2 years. The Company recorded no income tax benefit related to these options for the three months ended March 31, 2026, since the Company currently maintains a full valuation allowance against its net deferred tax assets.

The fair value of each service-based vesting stock option granted during the year was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2026	2025
Risk-free interest rate	3.76% - 3.94%	4.09%
Expected term (in years)	6.21 - 6.25	6.02
Expected volatility	77.44% - 77.51%	76.97%
Dividend yield	—%	—%

Stock Appreciation Rights granted to employees and executives

During the three months ended March 31, 2025, the Company granted 329,120 stock appreciation rights under the 2021 Plan (the “SARs”) to certain employees and executives with a weighted-average exercise prices of $17.02 per share.

During the three months ended March 31, 2025, 11,220 of SARs issued to employees were forfeited. As of March 31, 2025 there were 849,839 of SARs issued to employees outstanding, with a weighted-average exercise price of $12.59.

On February 5, 2026, the Company approved the cash settlement of vested SARs and the conversion of each outstanding unvested SAR held by participants as of the closing of the IPO into a number of restricted stock units (“Replacement RSUs”) to be issued under the 2026 Omnibus Plan. Accordingly, the Company paid $2.2 million of cash consideration to settle 271,760 vested SARs upon consummation of the IPO, and recognized related stock-based compensation of $2.2 million within selling, general and administrative expenses on the statement of operations. A total of 992,414 outstanding unvested SARs were converted into 169,366 Replacement RSUs, of which a certain portion vests on the six month anniversary of the IPO date, with the remaining portion vesting in equal quarterly installments across the remaining service period of the original SARs. The aggregate grant date fair value of the Replacement RSUs is $3.0 million, which will be recognized on a straight-line basis over their respective service periods.

Restricted Stock Units

During the three months ended March 31, 2026, the Company granted 598,209 shares of restricted stock units under the 2026 Omnibus Plan (“RSUs”) to certain employees, executives and directors, including the Replacement RSUs, with a weighted-average grant date fair value of $18.19. RSUs granted to employees and executives, other than the SAR Replacement RSUs, generally vest in quarterly installments on each of the first four anniversaries of the date of grant, subject to the grantee's continued service with the Company. RSUs granted to directors generally vest in full on the earlier of the first anniversary of the date of grant or the next annual stockholder meeting following the date of grant, subject to the grantee's continued service with the Company. No RSUs were forfeited during three months ended March 31, 2026.

During the three months ended March 31, 2026, the Company recognized stock-based compensation of $0.8 million related to RSUs.

As of March 31, 2026, no RSUs have vested and the total unrecognized stock-based compensation expense related to the Company’s unvested RSUs was $10.1 million, which is expected to be recognized over a weighted-average period of 2.6 years.

Stock Appreciation Rights issued to a customer

On March 27, 2025, the Company granted 187,000 SARs to a customer at an exercise price of $19.58 per share. The SARs issued to a customer vest based on the customer achieving specified milestones of sales of the Company’s products over a three year period beginning April 1, 2025 (the “Vesting Period”). Following the Vesting Period, any vested SARs issued to the customer may be exercised by the holder at any time while any unvested SARs issued to the customer will be forfeited. Any vested SARs issued to the customer will be automatically exercised on the earlier of March 27, 2035 or upon the occurrence of a change of control after the end of the Vesting Period. The SARs issued to a customer are liability-classified instruments. Such SARs are recognized as the corresponding revenue is earned, provided it is probable that the performance conditions will be satisfied, and reduce the transaction price of revenue earned under the customer contract based on the grant date fair value of the awards. Vested SARs will be remeasured each period with changes in the fair value of vested SARs recognized in other income (expense), net in the Company's statement of operations. During the three months ended March 31, 2026 and 2025, 3,703 and no SARs issued to a customer vested. As of March 31, 2026, the total of 12,604 SARs issued to a customer were vested. The assumptions used to determine the fair value of the SARs using the Black-Scholes option-pricing model are as follows:

	March 31, 2026	December 31, 2025	Grant Date
Risk-free interest rate	4.22%	4.18%	4.23%
Expected term (in years)	9.00	9.25	10.00
Volatility	76.95%	77.24%	75.57%
Expected dividend yield	—%	—%	—%

The aggregate grant date fair value of the SARs issued to a customer is $2.1 million. For the three months ended March 31, 2026, the Company recorded an immaterial amount as a reduction of revenue related to the SARs issued to a customer. As of March 31, 2026, the liability related to the vested SARs issued to a customer was

$0.2 million and was recorded within other non-current liabilities on the Company’s balance sheets. For the three months ended March 31, 2026, the Company recorded an immaterial amount for the changes in the fair value of vested SARs. No SARs vested as of March 31, 2025.

Warrants issued to a Customer

During 2018, 2020 and 2024, the Company granted an aggregate 33,046 warrants to a customer to purchase Series B-1 convertible preferred stock, which vested based on the customer achieving defined performance conditions. These warrants issued to a customer were equity-classified instruments and recognized over the applicable vesting period, provided it was probable that the performance conditions would be satisfied, reducing the transaction price of revenue earned under the customer contract. No warrants were issued to customers in the three months ended March 31, 2026 and 2025.

As of December 31, 2025, 27,536 outstanding warrants issued to a customer were outstanding, all of which were vested. Upon closing of the IPO in February 2026, all of the outstanding convertible preferred stock warrants issued to a customer were net exercised into 438,983 shares of common stock.

12.
Related-Party Transactions

At the time the Convertible Notes were issued, the holder held more than 10% of the voting interests in the Company; therefore, meeting the definition of a related party. At no point during the three months ended March 31, 2026 and 2025, did the holder hold 10% or more of the Company’s voting interests. As such, the holder is not considered a related party for the periods presented.

In 2017, the Company entered into an agreement (the “Spokesperson Agreement”) with a co-founder who is a member of the Company’s Board of Directors (the “Spokesperson”). Under this arrangement, the Spokesperson agreed to provide services related to personal branding, marketing and promotions, as well as licensing intellectual property, including the Spokesperson's name and image. As compensation for these services, the Spokesperson was entitled to receive a combination of cash payments contingent on an IPO or other recapitalization transaction and stock options. The contingent cash consideration equaled the greater of $2.0 million or a percentage of the amount by which the offering price exceeded a defined threshold. The Company recognized $2.6 million and $0.2 million of stock-based compensation expense related to stock options granted to the Spokesperson, for each of the three months ended March 31, 2026 and 2025. The Company records stock-based compensation expense related to stock options granted to the Spokesperson in selling, general and administrative expenses in the statement of operations and comprehensive loss.

In January 2025, the Company amended the Spokesperson Agreement (as amended and restated from time to time, the “Amended Spokesperson Agreement”) to extend its term through December 2028. As part of the amendment, the Company agreed to pay additional consideration in the form of cash and stock options in exchange for the Spokesperson’s performance of specified advertising, marketing, selling and fundraising activities. The additional cash consideration payable was $8.0 million to be paid over a three-year period subject to continued performance under the Amended Spokesperson Agreement. In the event of a change of control as defined by the Amended Spokesperson Agreement, which includes an IPO, or termination of the agreement by the Company for reasons other than for cause or by the Spokesperson for good reason (as defined in the agreement), any remaining unpaid portion of the $8.0 million cash consideration would be accelerated and paid in full. Since the performance-based cash payments are not subject to clawback once paid, the Company recognized the related expense on a straight-line basis each month over a three-year period, continuing until the underlying change of control event is deemed probable. During the three months ended March 31, 2025, the Company paid $1.0 million in cash and recorded $0.6 million of amortization expenses related to the Spokesperson Agreement. As of December 31, 2025, the Company recorded $1.6 million in accrued expenses and other current liabilities related to the cash to be paid to the Spokesperson.

In connection with the Company's IPO in February 2026, the Company paid the Spokesperson $7.0 million in cash in accordance with the terms of the Amended Spokesperson Agreement described above and recognized the remaining unamortized expense of $5.4 million as a marketing expense, within the selling, general and administrative expenses within the statement of operations in the three months ended March 31, 2026.

Additionally, the Company reimbursed the Spokesperson $0.2 million for expenses incurred in connection with the IPO during the three months ended March 31, 2026.

13.
segment reporting

The Company operates as a single operating segment, as the Chief Operating Decision Maker (“CODM”) reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. All of the Company’s long-lived assets are located in the United States and less than 1% of the Company’s net sales are from customers located outside the United States.

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

The following table sets forth significant expense categories and other specified amounts included in net loss that are reviewed by the CODM, or are otherwise regularly provided to the CODM (in thousands):

	Three Months Ended March 31,
	2026	2025
Net sales	$72,720	$50,603
Less:
Cost of goods sold[1]	42,783	31,391
Marketing	16,229	10,726
Payroll expenses	8,986	5,701
Outbound freight	3,639	3,198
Selling expenses	3,405	2,390
Warehousing & distribution	2,193	1,478
General and administrative costs	10,969	4,583
Other segment items[2]	327	10,602
Segment net loss	$(15,811)	$(19,466)

1.
Cost of goods sold excludes depreciation and amortization.
2.
Other segment items is primarily comprised of depreciation and amortization expense, interest income, interest expense, change in fair value of derivative liabilities, change in fair value of convertible preferred stock warrant liabilities, provision for income taxes and product development costs.
14.
Net loss per share

The following outstanding balances of securities have been excluded from the calculation of diluted weighted average common shares outstanding and diluted net loss per share because the effect of including them would have been antidilutive.

	Three Months Ended March 31,
	2026	2025
Stock options	5,946,864	6,302,479
Restricted stock units	598,209	—
Convertible preferred stock	—	21,779,817
Convertible Notes	—	2,819,512
Warrants issued to a customer	—	514,923
Convertible Preferred Stock Warrants	—	141,858
Total common shares equivalent	6,545,073	31,558,589

15.
Subsequent Events

On May 5, 2026, the Company executed the first amendment to the Amended Spokesperson Agreement (the “First Amended Spokesperson Agreement”) to pay additional cash consideration in exchange for the Spokesperson’s performance of certain advertising, marketing, and promotional activities. The additional cash consideration payable is $3.0 million to be paid over a two-year period beginning in January 2027, subject to the Spokesperson’s continued service through each payment date as specified in the First Amended Spokesperson Agreement. In the event of a change of control of the Company, as defined by the Amended Spokesperson Agreement, or termination of the agreement by the Company for reasons other than for cause or by the Spokesperson for good reason (as defined in the agreement), any remaining unpaid portion of the $3.0 million cash consideration would be accelerated and paid in full. The Company will recognize the expense related to the First Amended Spokesperson Agreement on a straight-line basis through the final payment date in December 2028.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those set forth in Part II, Item 1A. “Risk Factors,” and “Cautionary Statement Concerning Forward-Looking Statements” in this Quarterly Report on Form 10-Q. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “Annual Report”), filed with the Securities and Exchange Commission (“SEC”) on March 16, 2026.

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

In February 2026, we closed the initial public offering (“IPO”) of our common stock, in which we issued and sold an aggregate of 7,631,537 shares of common stock at a price to the public of $18.00 per share. Shortly following the close of the offering, the underwriters exercised their option to purchase an additional 1,649,581 shares at the initial public offering price. In the aggregate, we received net proceeds from the offering of approximately $138.8 million, after deducting underwriting discounts, commissions and offering expenses.

Key Factors Affecting our Performance

Our ability to achieve sustainable growth and profitability is impacted by many factors, including those described below and in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q. Certain factors are strategically tied to key metrics that define our success:

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

We also intend to grow our sales and in-store footprint through the national rollout of our cooler program. Our coolers, which can be found replacing standard shelving in the baby aisle, as an end-cap display or free standing in the baby aisle, currently feature our widest selection of Pouches and baby food meals. As of March 31, 2026, we have deployed over 3,700 coolers in stores to date and believe there is an opportunity to expand the footprint to more than 15,000 coolers in stores in North America. We invest in slotting fees and offer other incentives to encourage our retail customers to place our coolers in more of their stores and display our coolers in ideal locations within their stores. As we accelerate the rollout of coolers, we expect increases in overall sales velocity and believe there are further opportunities for sales velocity enhancement as we continue to optimize the product assortment offered in the cooler and encourage excitement for our product across aisles. The presence of baby coolers also drives an increase in basket size for the whole baby department, which encourages our retail customers to participate in this initiative with us. The direct impact of the new cooler additions on our net sales varies based on numerous factors including store traffic and cooler size.

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

Macroeconomic and Geopolitical Uncertainty and Supply Chain Costs

Uncertainty in the macroeconomic environment resulting from geopolitical and economic instability, including the imposition of tariffs, embargoes, or similar restrictions could cause disruption in our supply chain. For example, in

2025, the U.S. presidential administration announced the imposition of tariffs on numerous countries that trade with the United States, and in February 2026 the United States Supreme Court issued a ruling striking down certain tariffs previously imposed under the International Emergency Economic Powers Act (“IEEPA”). Following the Supreme Court’s decision, the U.S. presidential administration announced its intention to invoke other laws to collect tariffs and announced new tariffs on imports from all countries, in addition to any existing non-IEEPA tariff. As the implementation of tariffs is ongoing, more tariffs may be added in the future and countermeasures may be adopted by other countries. The imposition of certain of these tariffs remains uncertain as the situation is dynamic and rapidly evolving. New or increased tariffs could also negatively affect U.S national or regional economies or lead to increased inflation or a recession, which also could negatively impact our sales growth, and our business and results of operations. Any tariffs or other barriers to trade affecting Mexico and South America in particular, two regions from which we source a significant portion of our key fruit and vegetable ingredients, could lead to, among other things, shortages and higher cost of procurement, and could negatively impact our business and profitability.

In addition, in recent years, we have experienced elevated commodity and supply chain costs, including the costs of raw materials, packaging, labor, energy, fuel, freight, and other inputs necessary for the production and distribution of our products, and we expect elevated levels of inflation to continue in 2026. In particular, fuel costs have been subject to heightened volatility due to persistent inflationary pressures and ongoing geopolitical uncertainty, including disruptions to global energy markets. Such elevated commodity and supply chain costs and inflation levels did not have a material impact on our results of operations for the three months ended March 31, 2026 and 2025, however, there can be no assurance that continued volatility in fuel costs driven by inflationary conditions or geopolitical developments will not have a material effect on our results of operations or financial condition in future periods. In an effort to mitigate the impact of these elevated costs, we have taken actions to: diversify the regions from which we source the raw materials used in our business, remove intermediate third parties in our supply chain, scale our business and work with co-manufacturing partners to increase our capacity and operational efficiency, including through investment in equipment used by our co-manufacturers. We also continue to monitor fuel cost trends and evaluate strategies to mitigate the impact of fuel price volatility on our operations, including optimizing distribution routes and logistics arrangements and, where appropriate, and negotiating fuel surcharge provisions in our transportation contracts.

For a further discussion of the risks and challenges posed by these events, see Part II, Item 1A. “Risk Factors—Risks Relating to Our Business and Industry” in this Quarterly Report on Form 10-Q and Part I, Item 1A. “Risk Factors—Risks Relating to Our Business and Industry” in our Annual Report on Form 10-K.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025

The results of operations data have been derived from the unaudited condensed consolidated financial statements included in Part I, Item 1. in this Quarterly Report on Form 10-Q. The following table sets forth our results of operations for the periods presented:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Net sales	$72,720	$50,603
Cost of goods sold	43,042	31,510
Gross profit	29,678	19,093
Selling, general and administrative	45,828	28,280
Loss from operations	(16,150)	(9,187)
Other income (expense):
Interest expense	(420)	(523)
Interest income	499	121
Change in fair value of derivative liability	340	(9,680)
Other expense, net	(3)	(457)
Total other income (expense)	416	(10,539)
Net loss before income tax provision	(15,734)	(19,726)
Income tax provision	(77)	260
Net loss	$(15,811)	$(19,466)

Net Sales

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Kid
Pouches	$29,377	$28,275	$1,102	4%
Snacks	4,772	4,125	647	16%
Total Kid	34,149	32,400	1,749	5%
Baby
Pouches	11,473	5,495	5,978	109%
Snacks	26,772	12,082	14,690	122%
Other	326	626	(300)	(48)%
Total Baby	38,571	18,203	20,368	112%
Net sales	$72,720	$50,603	$22,117	44%

The increase in net sales of $22.1 million, or 44%, was primarily due to an increase in volume growth of more than 21%, driven by both the incremental distribution of existing products and the introduction of new products into our portfolio. The increase in net sales was also driven by a more favorable product mix. Additionally, since 2025, we have launched 80 new SKUs across categories, with 35 new SKUs introduced during the three months ended March 31, 2026. A “new SKU” is a unique product configuration, represented by a distinct GTIN/UPC, or barcode, that differs from existing SKUs in formulation, flavor, size, or format, and is introduced for commercial sale in our markets for the first time. Our kid and baby snacks categories resulted in a combined $15.3 million increase in net sales year over year. Net sales from Kid Pouches increased by $1.1 million and net sales from baby Pouches increased by $6.0 million, period over period. For the three months ended March 31, 2026 and 2025, we incurred $0.5 million and $2.6 million in trade spending related to slotting fees paid to retail customers for placement of new coolers in their stores, which was recognized as a reduction of net sales. The slotting fees, including slotting fees paid related to placement of new coolers in stores, decreased compared to three months ended March 31, 2025 due to timing of installation of coolers in stores and category resets; however, these slotting fees are expected to increase in the future as we continue the expansion of our baby cooler program and increase our presence in our retail customers' stores.

Cost of Goods Sold

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Cost of goods sold	$43,042	$31,510	$11,532	37%
Percentage of net sales	59%	62%		(3)%

The increase in cost of goods sold of $11.5 million, or 37%, was primarily due to increased sales volume. Cost of goods sold as a percentage of net sales decreased by 3% primarily driven by decreased trade spending as a percentage of net sales, which is recognized as a reduction of net sales, primarily due to timing of slotting fees.

Gross Profit and Gross Margin

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Gross profit	$29,678	$19,093	$10,585	55%
Gross margin	41%	38%		3%

The increase in gross profit by $10.6 million, or 55% was driven by higher net sales generated during the three months ended March 31, 2026. The increase in gross margin by 3% for the three months ended March 31, 2026, compared to the three months ended March 31, 2025 was primarily driven by decreased trade spending as a percentage of net sales.

Selling, General and Administrative

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Selling, general and administrative	$45,828	$28,280	$17,548	62%
Percentage of net sales	63%	56%		7%

Selling, general and administrative expenses increased by $17.5 million, or 62%, primarily driven by:

•
an increase of $5.7 million in stock-based compensation, primarily driven by $2.6 million of expense related to accelerated vesting of certain of the Spokesperson's stock options, $2.2 million of expense related to the cash settlement of vested stock appreciation rights, and $0.8 million of expense related to restricted stock units granted in the period, all in connection with our IPO, which closed in February 2026;
•
an increase of $5.5 million in marketing expenses, primarily related to cash consideration paid to the Spokesperson in connection with our IPO and the recognition of remaining related unamortized expense;

•
an increase of $3.3 million in employee-related costs, driven by an overall increase in headcount to support our continued growth, including an aggregate of $0.7 million of one-time transaction bonuses paid to certain employees in connection with our IPO;
•
an increase of $1.1 million in warehouse and distribution expenses and higher outbound freight driven by higher sales volumes and carrying larger volumes of inventory on hand throughout the year to support our growth;
•
an increase of $1.0 million in travel, depreciation and other expenses to support our increase in headcount and continued growth; and
•
an increase of $0.9 million in selling expenses, primarily driven by increases in merchandising fees, third-party commissions and other customer growth and acquisition costs, to support our growth in sales volume.

Other Income (Expense)

Interest Expense

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Interest expense	$(420)	$(523)	$103	(20)%

The decrease in interest expense by $0.1 million, or 20%, during the three months ended March 31, 2026, compared to the three months ended March 31, 2025, was due to repayment of borrowings in February 2026.

Interest Income

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Interest income	$499	$121	$378	312%

The increase in interest income of $0.4 million, or 312%, was due to higher average cash balances in our money market accounts, driven by IPO proceeds during the three months ended March 31, 2026, compared to the three months ended March 31, 2025.

Change in Fair Value of Derivative Liability

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Change in fair value of derivative liability	$340	$(9,680)	$10,020	(104)%

The change in fair value of our derivative liability was driven by a changes in fair value of our convertible preferred stock underlying the convertible notes.

Other Expense, Net

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Other expense, net	$(3)	$(457)	$454	(99)%

The change in other income (expense), net of $0.5 million was primarily due to a decrease in the change in fair value of our convertible preferred stock warrant liability during the three months ended March 31, 2026.

Liquidity and Capital Resources

Liquidity and Capital Resources

On February 9, 2026, we completed an IPO in which we issued and sold 7,631,537 shares of common stock, at the public offering price of $18.00 per share, plus an additional 1,649,581 shares of common stock at a public offering price of $18.00 per share pursuant to the exercise of the underwriters’ option to purchase additional shares. We received net proceeds of approximately $138.8 million from the IPO, after deducting underwriting discounts and commissions and offering expenses payable by us. Historically, we have generated operating losses and have relied on private sales of securities and proceeds from debt financing to fund our operations. As of March 31, 2026, we had cash and cash equivalents of $99.9 million and accumulated deficit of $151.5 million. For the three months ended March 31, 2026, we incurred a net loss from operations of $15.8 million and net cash flow used in operating activities totaled $12.8 million. We expect that our existing cash and cash equivalents, along with available borrowing capacity under the Revolving Credit Facility and Term Loan Facility, will be sufficient to support our operations for at least the next 12 months as well as to meet our cash requirements for the longer term.

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

Nonconvertible Debt

On June 27, 2025 (the “Initial Closing Date”), we entered into a Credit Agreement with Western Alliance Bank (the “Credit Agreement”) for a delayed draw term loan (the “Term Loan Facility”) and a revolving credit facility (the “Revolving Credit Facility”, and together with the Term Loan Facility, the “Nonconvertible Debt”). The Revolving Credit Facility had an initial funding commitment of up to $65.0 million which included (i) an initial commitment of $45.0 million and (ii) a $20.0 million uncommitted option, subject to syndication at terms acceptable to prospective lenders (with such increase implemented through the amendment executed on September 11, 2025). The Term Loan Facility had a commitment of $30.0 million which includes (i) an $18.0 million available on the Initial Closing Date and (ii) a $12.0 million available upon achieving certain milestones and lender approval (which were achieved upon the completion of the IPO). On the Initial Closing Date, we borrowed $22.0 million under the Revolving Credit Facility to repay all outstanding amounts under its previously existing debt facilities.

On September 11, 2025, the Credit Agreement was amended to, among other things, increase the Revolving Credit Facility funding commitment to up to $65.0 million. This increase reflects our lender’s commitment to fund the previously uncommitted $20.0 million option.

In February 2026, following completion of the IPO, we used a portion of the proceeds to repay all outstanding amounts under the Nonconvertible Debt. As of March 31, 2026, we have no outstanding debt under the Nonconvertible Debt.

Interest on borrowings under the Term Loan Facility is calculated at a rate equal to (i) 2.50% plus the highest of (w) the prime rate (as determined by reference to the Wall Street Journal), (x) the federal funds rate plus 0.50% per annum and (y) one month Term SOFR plus 1.00% per annum or (ii) one month Term SOFR plus 3.50% per annum, subject to a 2.00% Term SOFR floor. Interest-only payments are required to be made until July 10, 2027, then (i) with respect to $18.0 million of the Term Loan Facility, equal payments of outstanding principal and (ii) with respect to $12.0 million of the Term Loan Facility, 24 months after the borrowing of such amount with equal payments of outstanding principal, plus monthly interest payments, through the maturity date. As of March 31, 2026, there were no amounts outstanding under the Term Loan Facility. As of March 31, 2026, the maximum remaining capacity under the Term Loan Facility was $30.0 million.

Interest on borrowings under the Revolving Credit Facility is calculated at a rate equal to (i) 2.25% plus the highest of (w) the prime rate (as determined by reference to the Wall Street Journal), (x) the federal funds rate plus 0.50% per annum and (y) one month Term SOFR plus 1.00% per annum, or (ii) one month Term SOFR plus 3.25% per annum, subject to a 2.00% Term SOFR floor. Interest-only payments are required with a balloon principal payment on the maturity date. The interest rate applicable to borrowings under the Revolving Credit Facility was 7.0% as of December 31, 2025. As of March 31, 2026, there were no amounts outstanding under the Revolving Credit Facility.

The borrowing base for the Revolving Credit Facility requires us to maintain collateral in the form of accounts receivable and inventory. Amounts available to us are determined as the lower of (a) the current maximum capacity and (b) the sum of (i) 80% of our gross accounts receivable and (ii) 85% of the liquidation value of inventory, each subject to certain adjustments. The Nonconvertible Debt includes financial and nonfinancial covenant provisions. As of March 31, 2026, we were in compliance with all covenants related to the Nonconvertible Debt. As of March 31, 2026, the maximum remaining capacity under the Revolving Credit Facility was $65.0 million, with $57.2 million available for borrowing based on existing inventory and accounts receivable balances as described by the Credit Agreement.

Cash Flows

The following table summarizes our cash flows for the years indicated:

	Three Months Ended March 31,
	2026	2025
	(dollars in thousands)
Net cash used in operating activities	$(12,840)	$(14,476)
Net cash used in investing activities	(1,446)	(450)
Net cash provided by financing activities	103,312	13,989
Net change in cash and cash equivalents	$89,026	$(937)

Operating Activities

Net cash used in operating activities of $12.8 million for the three months ended March 31, 2026 was primarily driven by net loss of $15.8 million, non-cash adjustments of $5.1 million, and a net decrease in cash related to changes in operating assets and liabilities of $2.1 million. Non-cash adjustments primarily consisted of stock-based compensation of $4.3 million, inventory adjustments of $0.6 million, depreciation and amortization expense of $0.5 million, and a change in fair value of derivative liability of $0.3 million. Changes in cash flows related to operating assets and liabilities primarily consisted of a $5.8 million increase in accounts receivable driven by growth in our net sales, a $3.9 million increase in prepaid expenses and other assets, primarily due to increases in prepaid insurance and other receivables, and a $3.9 million increase in inventory to support the increase in sales volume. These uses of cash were partially offset by a $11.5 million increase in accounts payable and accrued expenses and other current liabilities, primarily related to third-party manufacturing fees and raw material purchases to support growth in sales volume.

Net cash used in operating activities of $14.5 million for the three months ended March 31, 2025 was primarily driven by net loss of $19.5 million, adjustments of $11.7 million and a net decrease in cash related to changes in operating assets and liabilities of $6.7 million. Adjustments primarily consisted of a change in fair value of derivative liability of $9.7 million, stock-based compensation totaling $0.8 million, a change in fair value of convertible preferred stock warrant liability of $0.5 million, depreciation and amortization expense of $0.3 million, inventory adjustments of $0.2 million, amortization of debt discounts and deferred financing costs of $0.1 million, and interest expense of $0.1 million. Changes in cash flows related to operating assets and liabilities primarily consisted of a $6.5 million increase in inventory to support the increase in sales volume, a $4.4 million increase in accounts receivable due to growth in our net sales and due to the launch of new products in the kids and baby snacking category, and a $2.3 million increase in prepaid expenses and other assets due to increased insurance, marketing, and deferred offering costs. These uses of cash were partially offset by a $6.5 million increase in accounts payable and accrued expenses and other current liabilities primarily related to increased purchases of manufacturing, raw materials costs, accrued trade spend, and accrued marketing costs to support the growth in sales volume.

Investing Activities

For the three months ended March 31, 2026 and 2025, net cash used in investing activities was $1.4 million and $0.5 million, related to purchases of property and equipment used in ongoing operations.

Financing Activities

For the three months ended March 31, 2026, net cash provided by financing activities was $103.3 million, primarily consisting of $146.3 million of proceeds from our IPO, net of underwriting discounts and offering costs paid during the period. This source of cash was partially offset by the repayment of our outstanding borrowings under our Credit Agreement of $43.0 million .

For the three months ended March 31, 2025, net cash provided by financing activities was $14.0 million, which primarily consisted of borrowings on the Term Loan Facility of $14.0 million and proceeds from the exercise of stock options of $0.1 million. These sources of cash were partially offset by payments of deferred offering costs of $0.1 million.

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

Contribution Margin

We use Contribution Margin, which we define as Contribution Profit divided by net sales, to measure our financial and operating performance (“Contribution Margin”). To derive Contribution Profit, we subtract from gross profit our outbound freight costs associated with shipping goods to customers included in selling, general and administrative expenses (“Contribution Profit”).

We use Contribution Margin as part of our overall assessment of performance, including the preparation of our annual operating budget and quarterly forecasts, to evaluate the effectiveness of our business strategies, and to communicate with our board of directors (“Board of Directors") concerning our financial performance. We believe Contribution Margin is useful to investors for year-to-year comparisons of our business and in evaluating and understanding our operating results and ability to scale. Contribution Margin is also useful to investors because our management uses Contribution Margin, in conjunction with financial measures prepared in accordance with GAAP, to evaluate our operating results and financial performance.

The increase in Contribution Margin by 5% for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was primarily driven by the aforementioned factors mentioned in the discussion of gross profit in the results of operations above. In addition to changes in our trade spending, our increased order sizes helped reduce freight costs per case, benefiting Contribution Margin.

The following table provides a calculation of Contribution Margin:

	Three Months Ended March 31,
	2026	2025
	(dollars in thousands)
Net sales	$72,720	$50,603
Cost of goods sold	43,042	31,510
Gross profit	29,678	19,093
Less: Outbound freight	(3,639)	(3,198)
Contribution Profit	$26,039	$15,895
Gross margin	41%	38%
Contribution Margin	36%	31%

Adjusted EBITDA

We report our financial results in accordance with GAAP. However, management believes that Adjusted EBITDA, a non-GAAP financial measure, provides investors with additional useful information in evaluating our performance.

We calculate Adjusted EBITDA as net loss, adjusted to exclude: (1) change in fair value of derivative liability; (2) change in fair value of convertible preferred stock warrant liability; (3) stock-based compensation, including expense related to the acceleration of certain awards in connection with our IPO; (4) depreciation and amortization; (5) amortization and acceleration of payments under the Spokesperson Agreement (as defined in Note 12, Related- Party Transactions in Part I, Item 1. of this Quarterly Report on Form 10-Q); (6) one-time bonuses related to our IPO; (7) interest expense; (8) interest income; and (9) provision for income taxes.

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

The following table presents a reconciliation of Adjusted EBITDA to net (loss) income, the most directly comparable financial measure stated in accordance with GAAP, for the periods presented:

	Three Months Ended March 31,
	2026	2025
	(dollars in thousands)
Net loss	$(15,811)	$(19,466)
Change in fair value of derivative liability (1)	(340)	9,680
Change in fair value of convertible preferred stock warrant liability (1)	(13)	464
Stock-based compensation	6,502	805
Depreciation and amortization	475	257
Amortization and acceleration of Spokesperson Agreement expense	5,405	649
IPO transaction bonus	699	—
Interest expense	420	523
Interest income	(499)	(121)
Provision (benefit) for income tax	77	(260)
Adjusted EBITDA	$(3,085)	$(7,469)

(1)
Amount reflects the change in fair value of derivative liability related to Convertible Notes and change in fair value of convertible preferred warrant liability related to our Nonconvertible Debt.

Critical Accounting Estimates

The preparation of our financial statements in conformity with GAAP requires us to make estimates and judgments that affect the amounts reported in the financial statements and related notes thereto. Critical accounting estimates are those estimates that, in accordance with GAAP, involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial statements. Management has determined that our most critical accounting estimates are those relating to revenue recognition, valuation of derivative liability, fair value of common stock and stock-based compensation. Although we believe that the estimates we use are reasonable, due to the inherent uncertainty involved in making these estimates, actual results reported in future periods could differ materially from those estimates. The following is a summary of certain accounting estimates we consider critical. For further discussion about our accounting policies, see Note 2 “Summary of Significant Accounting Policies” to our financial statements in Part I, Item 1. in this Quarterly Report on Form 10-Q.

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

Fair Value of Common Stock

Prior to our initial public offering in February 2026 the fair value of the common stock underlying our stock-based awards was been determined by management with the assistance of third-party valuation specialists using a hybrid approach. Under the hybrid approach, a probability weighting was assigned to both a merger and acquisition (“M&A”) scenario and an initial public offering scenario. For the M&A scenario, management uses the Income Approach and Guideline Public Company (“GPC”) approach to determine the estimated fair value of equity, which was then allocated to the various classes of equity using the Option Pricing Method (“OPM”). Under the OPM, the shares were valued by creating a series of call options with exercise prices based on the liquidation preferences and conversion terms of each equity class. The estimated fair values of the common stock, preferred stock and preferred stock warrants are then inferred by analyzing these options. For the initial public offering scenario, we estimated the exit value upon an initial public offering and then performed a waterfall analysis to systematically allocate the equity value across share classes according to their fully diluted ownership positions.

For the income approach, we use a discounted cash flow analysis and the significant assumptions used in determining the estimated fair value of our common stock under the income approach primarily relate to the selection of the revenue growth rate, the forecasted EBITDA margin, and the selected discount rate used to discount the future cash flows. Under the GPC approach, the selection of revenue and EBITDA multiples requires significant judgment. Under the initial public offering scenario there is significant judgment used in determining the exit value upon the completion of a successful initial public offering. There is also significant judgment in weighting the probability of the M&A scenario versus the initial public offering scenario.

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

We will continue to use judgment in evaluating the expected volatility and expected terms utilized in our stock-based compensation expense calculations on a prospective basis. As we continue to accumulate additional data related to our common stock, we may refine our estimates, which could materially impact our future stock-based compensation. See Note 11 to our unaudited condensed consolidated financial statements in Part I, Item 1. in this Quarterly Report on Form 10-Q for information concerning certain of the specific assumptions we used in applying the Black-Scholes option pricing model to determine the estimated fair value of our stock options granted in the three months ended March 31, 2026 and 2025.

During the three months ended March 31, 2026, we recorded $6.5 million in stock-based compensation. There was an insignificant reduction in net sales associated with stock appreciation rights issued to a customer and no reduction in net sales associated with warrants issued to a customer during the three months ended March 31, 2026.

During the three months ended March 31, 2025, we recorded $0.8 million in stock-based compensation and no reduction in net sales associated with warrants issued to customers as no warrants to customers were issued during that period.

As of March 31, 2026, there was $12.1 million in unrecognized compensation related to unvested service-based vesting options which is expected to be recognized over a weighted-average period of 3.2 years.

As of March 31, 2026, there was $10.1 million in unrecognized compensation related to unvested RSUs which is expected to be recognized over a weighted-average period of 2.6 years.

Recent Accounting Pronouncements

See the sections titled “Summary of Significant Accounting Policies—Recently Adopted Accounting Pronouncements” and “—Recent Accounting Pronouncements Not Yet Adopted” in Note 2 to our unaudited condensed consolidated financial statements in Part I, Item 1. in this Quarterly Report on Form 10-Q for additional details.

Emerging Growth Company Status

We are an emerging growth company, as defined in the JOBS Act. Section 107 of the JOBS Act provides that an “emerging growth company” may take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933 (“Securities Act”) for complying with new or revised accounting standards. Therefore, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to use the extended transition period under the JOBS Act. Accordingly, our financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

A hypothetical 10% increase or decrease in the weighted-average cost of these commodities and raw materials would have resulted in an increase or decrease to cost of goods sold of approximately $1.6 million for the three months ended March 31, 2026. We seek to mitigate the impact of raw materials cost increases by negotiating pricing agreements and by a combination of cost savings initiatives and efficiencies and price increases to our customers.

Interest Rate Risk

We are subject to interest rate risk on amounts drawn under our Nonconvertible Debt, which incurs interest at variable rates. See Part I, Item 2. “Management’s Discussion of Results of Operation and Financial Condition —Liquidity and Capital Resources—Nonconvertible Debt.” Following completion of the IPO in February 2026, we used a portion of the proceeds therefrom to repay all outstanding amounts under the Nonconvertible Debt.

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

Inflation Risk

Inflation generally affects us by increasing our cost of labor, logistics, commodities, packaging and manufacturing costs, as well as fuel and energy costs. We do not believe that inflation has had a material effect on our business, results of operations or financial condition. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, results of operations and financial condition.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of Company management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our CEO and CFO concluded that, as of March 31, 2026, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

For information regarding our legal proceedings, refer to Note 6 of our Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors.

For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission (“SEC”) on March 16, 2026. There have been no material changes to the risk factors disclosed in our Annual Report. Except as noted below:

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

Prices for our inputs, commodities, and ingredients that we use may be volatile, and we may experience shortages in these items due to factors beyond our control, such as commodity market fluctuations, animal feed and plant fertilizer costs, availability of supply, increased demand (whether for the item we require or for other items, which in turn impacts the item we require), weather patterns and conditions, natural disasters, the effects of climate change, currency fluctuations, inflationary and/or interest rate pressures, governmental programs and regulations (including import restrictions), trade and tariff policies, agricultural programs or issues, energy programs, geopolitical concerns, including the ongoing conflict between Ukraine and Russia and the February 2026 hostilities involving the United States, Israel, and Iran (including potential escalation, retaliatory measures, sanctions regimes, and disruptions to regional trade and energy supply routes such as the Strait of Hormuz), labor strikes and shortages, the financial health of our suppliers, and pandemics or other outbreaks of contagious diseases. For instance, in recent years, we have experienced elevated commodity and supply chain costs, including the costs of raw materials, packaging, labor, energy, fuel, freight, and other inputs necessary for the production and distribution of our products, and we expect elevated levels of inflation to continue in 2026. The conflict involving Iran has contributed to increased volatility in global energy markets and shipping lanes, which may further elevate fuel and freight surcharges and certain input and packaging prices or premiums demanded by suppliers. Such elevated commodity and supply chain costs and inflation levels did not have a material impact on our results of operations for the years ended December 31, 2025 or 2024. As of March 31, 2026, we have not experienced direct supply interruptions specifically attributable to the Iran conflict; however, we have observed periodic increases in transportation-related costs and extended lead times on certain materials, and the ultimate impact of the conflict on our business, financial condition, and results of operations remains uncertain and could be material. Our ability to meet our needs for these inputs while controlling for the applicable costs is subject to external factors, such as employment levels, prevailing wage rates, minimum wage legislation, changing demographics, health and other insurance costs, and governmental labor and employment requirements. See Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors Affecting our Performance—Macroeconomic and Geopolitical Uncertainty and Supply Chain Costs.”

Uncertainty around potential tariffs, embargoes, or similar restrictions could cause disruption in our supply chain, whether or not any such tariffs, embargoes, or similar restrictions are ultimately enacted, and could have a negative material impact on our business and our profitability. For example, in 2025, the U.S. presidential administration announced the imposition of tariffs on numerous countries that trade with the United States, and in February 2026 the United States Supreme Court issued a ruling striking down certain tariffs previously imposed under the IEEPA. Following the Supreme Court’s decision, the U.S. presidential administration announced its intention to invoke other laws to collect tariffs and announced new tariffs on imports from all countries, in addition to any existing non-IEEPA tariff. As the implementation of tariffs is ongoing, more tariffs may be added in the future and countermeasures may be adopted by other countries. The imposition of certain of these tariffs remains uncertain as the situation is dynamic and rapidly evolving. In addition, government actions taken in response to the Iran conflict—including new or expanded sanctions, export controls, or restrictions on financial transactions—could limit the availability of certain inputs, raise compliance and insurance costs, or require us or our suppliers to adjust sourcing, pricing, and logistics in ways that may not fully mitigate higher costs or delays. If allowed to become or remain effective, these or any new or increased tariffs or resultant trade wars could have an adverse effect on us or on our suppliers, which could lead to significant increases in the costs of materials, and as a result could negatively impact our results of operations, cash flow, and financial condition. New or increased tariffs could also negatively affect U.S. national or regional economies or lead to increased inflation or a recession, which also could negatively impact our sales growth, and our business and results of operations. Any tariffs or other barriers to trade affecting Mexico and South America in particular, two regions from which we source a significant portion of our key fruit and vegetable ingredients, could lead to, among other things, shortages and higher cost of procurement, and could negatively impact our business and profitability. Heightened geopolitical risk and rerouting of global shipping traffic could also constrain capacity on lanes we rely on for cross border shipments from these regions, increasing transit times and costs.

Further, our freight costs have increased and may continue to increase due to factors such as inflation and increased demand, labor shortages, increased fuel costs, limited carrier availability, increased compliance costs associated with new or changing government regulations, pandemics, or other outbreaks of contagious diseases. Geopolitical conflict, including the hostilities involving Iran, may exacerbate fuel price volatility, maritime security risks, war risk surcharges and insurance premiums, carrier capacity constraints, and congestion or closures affecting key trade corridors. Higher prices for natural gas, propane, electricity, and fuel may also increase our ingredient, production, and delivery costs. Historically, the prices of certain of our raw materials, energy, and other supplies used in our business have fluctuated widely. In addition, we have experienced shortages of certain of our raw materials, which result in us paying increased costs for such inputs and impact our ability to produce our products. Production delays could lead to reduced sales volumes and profitability, as well as loss of market share. The prices charged for our products may not reflect changes in our input costs at the time they occur, or at all. Accordingly, changes in input, commodity, and ingredient costs may limit our ability to maintain existing margins and may have a material adverse effect on our business, financial condition, results of operations, and cash flows. If we are not able to implement our productivity initiatives, lock in prices on quantities required to meet our anticipated production requirements or increase our product prices to offset price increases of our inputs, commodities, and ingredients, consumers may shift to lower priced product offerings, or may forego some purchases altogether, which would adversely affect our results of operations. Our competitors may be better able than we are to implement productivity initiatives or effect price increases or to otherwise pass along cost increases to their customers. Moreover, if we increase our prices in response to increased costs, we may need to increase marketing spending, including trade promotion spending, in order to retain our market share. Such increased marketing spending may significantly offset the benefits, if any, of any price increase and materially and adversely impact our business, financial condition, and results of operations. In addition, cyberattacks and other malicious activity by state or non state actors in connection with the conflict could disrupt our suppliers, logistics partners, or key utilities on which we depend, which could further increase costs, extend lead times, or reduce our ability to meet demand.

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

Further, changes in the availability and cost of freight may affect our supply chain and ultimately the pricing and availability of our products. We use third-party transportation providers for our product shipments and rely on a limited number of primary providers for almost all of our shipments. Transportation services include scheduling and coordinating transportation of finished products to our customers, shipment tracking, and freight dispatch services. Our use of transportation services for shipments is subject to risks, including increases in fuel prices, which would increase our shipping costs and employee strikes and inclement weather, which may impact the ability of providers to provide delivery services that adequately meet our shipping needs, including keeping our products adequately refrigerated during shipment. Geopolitical conflicts and tensions, including the February 2026 hostilities involving the United States, Israel, and Iran, may disrupt global trade routes, reduce carrier availability, and increase war risk and insurance premiums or security requirements for certain ocean and air corridors (for example, where traffic is exposed to potential restrictions or hostilities affecting the Strait of Hormuz), leading to longer transit times, higher freight rates, and increased risk of schedule unreliability. Any such change could cause us to incur costs and expend resources. Our failure to successfully manage our logistics and fulfillment processes could cause a significant disruption in our supply chain. Moreover, in the future, we may not be able to obtain terms as favorable as those we receive from the third-party transportation providers that we currently use, which in turn would increase our costs and thereby adversely affect our business, financial condition, and results of operations. In addition, given our continued growth, we may be unable to locate other third-party transportation providers with favorable terms or at all, which could prevent us from meeting increased customer demand and harm our business. We could also experience indirect effects if our contract manufacturers, suppliers, including co-packers are affected by sanctions, cyber incidents, labor shortages, or security events tied to the conflict, any of which could impair their ability to source inputs, insure shipments, or meet service level commitments to us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Equity Securities

None.

Issuer Purchases of Equity Securities

None.

Use of Proceeds

On January 30, 2026, our Registration Statement on Form S-1 (File No. 333-290577) relating to our initial public offering (the “IPO”) was declared effective by the SEC. On February 9, 2026, we completed our IPO of 7,631,537 shares of our common stock at the public offering price of $18.00 per share, plus an additional 1,649,581 shares of common stock at the same public offering price pursuant to the exercise of the underwriters' option to purchase additional shares. We received approximately $138.8 million in proceeds, net of underwriting discounts and commissions and offering costs. In connection with the IPO, certain of our stockholders (the “Selling Stockholders”) sold 3,365,672 shares of common stock. We did not receive any of the proceeds from the sale of shares by the Selling Stockholders.

There has been no material change in the planned use of proceeds from our IPO as described in the final prospectus dated February 9, 2026, as filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act (Registration No. 333-290577).

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Once Upon a Farm, PBC (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Company on February 9, 2026)
3.2	Bylaws of Once Upon a Farm, PBC (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by the Company on February 9, 2026)
10.1

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

10.3+	Once Upon a Farm, PBC 2026 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by the Company on February 9, 2026)
10.4+	Once Upon a Farm, PBC 2026 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by the Company on February 9, 2026)
10.5+

Form of Non-Employee Director RSU Grant Notice and Award Agreement under the 2026 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.20 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 26, 2026)

10.6+

Form of Executive RSU Grant Notice and Award Agreement under the 2026 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.21 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 26, 2026)

10.7+

Form of Executive Stock Option Grant Notice and Award Agreement under the 2026 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.22 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 26, 2026)

10.8+

Form of Executive Change in Control and Severance Plan (incorporated by reference to Exhibit 10.23 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 26, 2026)

10.9+

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

32.1**	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104*	Cover page formatted as Inline XBRL and contained in Exhibit 101

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ John Foraker	Chief Executive Officer and Chair of the Board (Principal Executive Officer)	May 7, 2026
John Foraker
/s/ Lawrence Waldman	Chief Financial Officer (Principal Financial Officer)	May 7, 2026
Lawrence Waldman
/s/ Chris Folena	Chief Accounting Officer (Principal Accounting Officer)	May 7, 2026
Chris Folena