Form 10-Q
period 2026-06-30
Once Upon a Farm, PBC
filed 2026-08-06
CIK 1696556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of July 31, 2026, the registrant had 41,990,653 shares of common stock, $0.0001 par value per share, outstanding.

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

A variety of factors could materially affect future outcomes, including, but not limited to: adverse public relations, product recalls, and product liability claims arising if our products are contaminated, alleged to be contaminated, or are rumored to have adverse effects, or if our products are alleged to cause illness or injury; factors outside of our and our suppliers’ control that disrupt our operations or impact the inputs, commodities, and ingredients that we use in our business; the failure to manage our supply chain effectively, including inventory levels and transportation and freight services; the availability of natural, plant-rich, and organic ingredients; the failure to increase our cooler count or lack of productivity in our cooler base; our ability to protect personal, proprietary, and confidential information and prevent security incidents; damage to the reputation of the Company, products, management team, or co-founders; adverse weather conditions, natural disasters, pestilence, climate change, and other conditions beyond our control that could disrupt our operations; the failure to retain and motivate our management team or other key team members, including our co-founders; our reliance on a limited number of independent contract manufacturers and suppliers, including co-packers; the loss of a significant customer; changing consumer preferences, perceptions, and spending habits; the failure to successfully pursue growth or implement our growth strategy on a timely basis or at all; changes in global and domestic economic and business conditions, and financial market conditions, such as continued inflation, interest rate increases, tariffs, trade wars, recession, government or regulator shutdowns or defunding, regulatory delays or uncertainty, supply chain disruptions or agricultural labor shortages; changes in global trade policy, including the imposition of tariffs on certain goods imported into the United States of America, uncertainty regarding the timing and amount of any tariff refund payments, or resultant trade wars that may lead to reduced economic activity, increased costs, reduced demand and changes in retail consumer purchasing behaviors for some or all of our products, or other potentially adverse economic outcomes; significant volatility in the cost or availability of inputs to our business (including freight, raw materials, packaging, energy, labor and other supplies), including as a result of tariffs or inflationary pressures; the impact of various worldwide or macroeconomic events, such as the ongoing conflicts in Europe, the Middle East and South America, and the continued effects of such conflict on U.S. and global economics, our employees, suppliers, customers and end consumers, which could adversely and materially impact our business, financial condition and results of operations; the inability to compete successfully in our highly competitive markets; any damage or disruption at any facility where our finished goods inventory is located; our ability to expand existing customer relationships and acquire new customers; the failure of our enterprise resource planning system or any deficient information-sharing capabilities; the sufficiency and effectiveness of our marketing and trade spending programs and whether we are able to develop and maintain our brand; the fluctuation in our business as a result of promotional activities and seasonality; our ability to implement initiatives to improve productivity and streamline operations to control or reduce costs; our ability to achieve or sustain profitability; our compliance and the compliance of our suppliers, co-packers, and co-manufacturers with applicable governmental laws and regulations; the ability of our information technology systems, including artificial intelligence technologies, to perform adequately and accurately; changes in tax laws; our status as a public benefit corporation and our duty to balance a variety of interests as a public benefit corporation; volatility of the market price of our common stock; the incurrence of increased costs as a result of operating as a public company; and the other factors set forth under Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q, Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and other filings that we make with the Securities and Exchange Commission (the “SEC”).

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ONCE UPON A FARM, PBC

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except share amounts)

	June 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$93,541	$10,860
Accounts receivable, net	36,959	28,783
Inventory	51,887	46,981
Prepaid expenses and other current assets	4,727	15,520
Total current assets	187,114	102,144
Property and equipment, net	9,794	8,903
Intangible assets, net	522	561
Goodwill	4,244	4,244
Other non-current assets	955	567
Total assets	$202,629	$116,419
Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$16,005	$19,606
Accrued expenses and other current liabilities	30,675	24,269
Total current liabilities	46,680	43,875
Nonconvertible debt, net	—	43,000
Convertible notes	—	17,214
Derivative liability	—	32,413
Other non-current liabilities	667	2,017
Total liabilities	47,347	138,519
Commitments and contingencies (Note 6)
Convertible preferred stock, $0.0001 par value; 100,000,000 and 1,347,305 shares authorized; no shares and 1,164,696 shares issued and outstanding as of June 30, 2026 and December 31, 2025; aggregate liquidation preference of $0 and $94,261 as of June 30, 2026 and December 31, 2025	—	101,967
Stockholders’ equity (deficit):
Common stock, $0.0001 par value; 1,000,000,000 and 38,250,607 shares authorized; 41,979,811 and 7,458,069 shares issued and outstanding as of June 30, 2026 and December 31, 2025	4	1
Additional paid-in capital	311,776	11,669
Accumulated deficit	(156,498)	(135,737)
Total stockholders’ equity (deficit)	155,282	(124,067)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$202,629	$116,419

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

ONCE UPON A FARM, PBC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net sales	$85,392	$60,017	$158,112	$110,620
Cost of goods sold	54,743	35,564	97,785	67,074
Gross profit	30,649	24,453	60,327	43,546
Selling, general and administrative expenses	36,288	24,433	82,116	52,713
Income (loss) from operations	(5,639)	20	(21,789)	(9,167)
Other income (expense):
Interest expense	(49)	(660)	(469)	(1,183)
Interest income	835	73	1,334	194
Change in fair value of derivative liability	—	(8,180)	340	(17,860)
Other expense, net	(132)	(528)	(135)	(985)
Total other income (expense)	654	(9,295)	1,070	(19,834)
Net loss before income tax provision	(4,985)	(9,275)	(20,719)	(29,001)
Income tax (provision) benefit	35	237	(42)	497
Net loss	$(4,950)	$(9,038)	$(20,761)	$(28,504)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.12)	$(1.36)	$(0.60)	$(4.30)
Weighted-average shares used in computing net loss per share attributable to common stockholders:
Basic and diluted	41,934,553	6,652,399	34,454,883	6,624,282

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

ONCE UPON A FARM, PBC

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

(In thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balances at December 31, 2025	1,164,696	$101,967	7,458,069	$1	$11,669	$(135,737)	$(124,067)
Issuance of common stock upon initial public offering, net of underwriting costs and offering costs of $16,551	—	—	9,281,118	1	138,814	—	138,815
Conversion of convertible preferred stock into common stock	(1,164,696)	(101,967)	21,779,817	2	101,965	—	101,967
Conversion of convertible notes	—	—	2,819,512	—	18,678	—	18,678
Reclassification of derivative liability to equity	—	—	—	—	32,073	—	32,073
Issuance of common stock upon net exercise of warrants and reclassification of related warrant liability to equity	—	—	542,879	—	1,871	—	1,871
Exercise of stock options			8,997		17		17
Stock-based compensation	—	—	—	—	4,338	—	4,338
Net loss	—	—	—	—	—	(15,811)	(15,811)
Balances at March 31, 2026	—	$—	41,890,392	$4	$309,425	$(151,548)	$157,881
Additional offering costs related to the initial public offering	—	—	—	—	$(349)	—	(349)
Exercise of stock options	—	—	89,419	—	229	—	229
Stock-based compensation	—	—	—	—	2,471	—	2,471
Net loss	—	—	—	—	—	(4,950)	(4,950)
Balances at June 30, 2026	—	$—	41,979,811	$4	$311,776	$(156,498)	$155,282

ONCE UPON A FARM, PBC

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED) - CONTINUED

(In thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balances at December 31, 2024	1,164,696	$101,967	6,575,609	$1	$6,349	$(118,488)	$(112,138)
Exercise of stock options	—	—	59,748	—	127	—	127
Stock-based compensation	—	—	—	—	805	—	805
Net loss	—	—	—	—	—	(19,466)	(19,466)
Balances at March 31, 2025	1,164,696	$101,967	6,635,357	$1	$7,281	$(137,954)	$(130,672)
Exercise of stock options	—	—	47,129	—	104	—	104
Stock-based compensation	—	—	—	—	1,093	—	1,093
Net loss	—	—	—	—	—	(9,038)	(9,038)
Balances at June 30, 2025	1,164,696	$101,967	6,682,486	$1	$8,478	$(146,992)	$(138,513)

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

ONCE UPON A FARM, PBC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Six Months Ended June 30,
	2026	2025
OPERATING ACTIVITIES
Net loss	$(20,761)	$(28,504)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liability	(340)	17,860
Change in fair value of convertible preferred stock warrant liability	(13)	928
Change in fair value of SARs liability	72	9
Stock-based compensation	6,809	1,898
SARs issued to a customer recorded as a reduction to revenue	109	24
Inventory adjustments	1,877	441
Depreciation and amortization	1,049	554
Amortization of debt discounts and deferred financing costs	99	284
Non-cash interest	29	149
Changes in operating assets and liabilities:
Accounts receivable	(8,176)	(8,414)
Inventory	(6,783)	(11,931)
Prepaid expenses and other assets	(3,093)	(1,326)
Accounts payable	(689)	7,546
Accrued expenses and other liabilities	11,950	3,309
Net cash used in operating activities	(17,861)	(17,173)
INVESTING ACTIVITIES
Purchase of property and equipment	(2,429)	(2,024)
Net cash used in investing activities	(2,429)	(2,024)
FINANCING ACTIVITIES
Proceeds from issuance of common stock	155,366	—
Proceeds from term loan facility	—	14,000
Proceeds from exercise of stock options	246	231
Payment of debt issuance costs	—	(253)
Repayment of line of credit	(43,000)	—
Payment of offering costs	(9,641)	—
Payment of deferred offering costs	—	(1,428)
Net cash provided by financing activities	102,971	12,550
Net change in cash and cash equivalents	82,681	(6,647)
Cash and cash equivalents, beginning of period	10,860	17,306
Cash and cash equivalents, end of period	$93,541	$10,659
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$342	$681
Cash paid for income taxes	$—	$3
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Reallocation of borrowings from term loan to line of credit	$—	$22,000
Capital expenditures included in accounts payable and accrued expenses	$110	$321
Debt issuance costs included in accrued expenses	$—	$176
Deferred offering costs included in accounts payable and accrued expenses	$—	$2,318
Deferred offering costs transferred to additional paid in capital	$13,987	$—
Conversion of convertible preferred stock to common stock	$101,967	$—
Conversion of convertible notes to equity	$18,678	$—
Reclassification of derivative liability to equity	$32,073	$—
Issuance of common stock upon net exercise of warrants	$1,871	$—

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

Initial Public Offering

On February 9, 2026, the Company completed its initial public offering (the “IPO”) of 7,631,537 shares of its common stock at the public offering price of $18.00 per share, plus an additional 1,649,581 shares of common stock at the same public offering price pursuant to the exercise of the underwriters' option to purchase additional shares. The Company received approximately $138.5 million in aggregate proceeds, net of underwriting discounts and commissions and offering costs. In connection with the IPO, certain of the Company's stockholders (the “Selling Stockholders”) sold 3,365,672 shares of common stock. The Company did not receive any of the proceeds from the sale of shares by the Selling Stockholders.

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

2.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies and estimates used in the preparation of the unaudited condensed consolidated financial statements are described in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2025, and the notes thereto, which are included in the Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 16, 2026. During the six months ended June 30, 2026, there were no significant changes to the Company’s significant accounting policies as described in the Company’s audited financial statement as of and for the year ended December 31, 2025.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of demand deposit accounts, money market accounts and accounts receivable. The Company maintains its cash and cash equivalents, which may, at times, exceed federally insured limits, with financial institutions of high credit standing. As of June 30, 2026, the Company has not experienced any losses on its deposit accounts and money market accounts. As of June 30, 2026, the Company does not believe there is significant financial risk from nonperformance by the issuers of the Company’s deposit accounts and money market accounts.

Customers with 10% or more of the Company’s net sales or accounts receivable consist of the following for the periods indicated:

	Accounts Receivable		Net Sales
	June 30,	December 31,	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025	2026	2025
Customer A	33%	31%	21%	23%	19%	23%
Customer B	**	**	12%	**	12%	**
Customer C	19%	14%	14%	13%	15%	12%
Customer D	10%	12%	**	**	**	**
Customer E	**	11%	21%	16%	18%	15%

** Represents less than 10% of accounts receivable or net sales as applicable

Deferred Offering Costs

The Company capitalized certain legal, professional accounting and other third-party fees that are directly associated with its IPO as deferred offering costs until such offering is consummated. As of December 31, 2025, there was $14.0 million of deferred offering costs capitalized and included in prepaid expenses and other current assets in the condensed consolidated balance sheets. Upon closing of the IPO in February 2026, $16.9 million of offering costs, including $14.0 million of deferred offering costs capitalized as of December 31, 2025, were offset against the IPO proceeds and reclassified to additional paid-in capital.

Vendor Rebates

On February 20, 2026, the U.S. Supreme Court invalidated reciprocal tariffs collected under the International Emergency Economic Powers Act. Following subsequent Court of International Trade enforcement orders, the Company’s vendors, who passed along tariffs costs to the Company, may claim refunds through U.S. Customs and Border Protection's Consolidated Administration and Processing of Entries portal. Some of the Company’s vendors must contractually reimburse the Company a portion of passed-through tariff costs upon receiving their refund, while others have no such contractual obligation. For the latter, the Company is negotiating to receive a portion of the refunds.

The Company accounts for these tariff reimbursements as vendor rebates. Contractually required rebates are recognized as a reduction of product purchase prices (and thus costs of goods sold) when the receipt from the vendor becomes probable. For rebates received that are not required to be paid under a pre-existing contractual arrangements, when it becomes probable that the rebate will be received, the rebate will be deferred and recognized as a reduction of future purchase prices.

The Company recorded no tariff related vendor rebates during the three and six months ended June 30, 2026 and 2025.

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

Recent Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 enhances the transparency and decision usefulness of income tax disclosures. Adjustments to the annual disclosure of income taxes include: (1) a tabular rate reconciliation comprised of eight specific categories, (2) incomes taxes paid, disaggregated between significant national, state, and foreign jurisdictions, (3) eliminates requirements to disclose the nature and estimate of reasonably possible changes to unrecognized tax benefits in the next 12 months or that an estimated range cannot be made, and (4) adds a requirement to disclose income (or loss) from continuing operations before income tax expense (or benefit) by national and foreign~~;~~ and income tax expense (or benefit) from continuing operations disaggregated between national, state and foreign. The ASU is effective for public business entities for fiscal years beginning on or after December 15, 2024, and for all other entities for fiscal years beginning on or after December 31, 2025, with early adoption permitted. Due to the Company's Emerging Growth Company status, the Company may elect not to adopt new or revised accounting standards until they become effective for private companies.

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

3.
Fair value measurements

The Company had no financial assets or liabilities measured at fair value on a recurring basis at June 30, 2026.

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

The Company used the following assumptions to determine the fair value of the derivative liability for the period indicated:

December 31,
2025
Risk-free interest rate	3.58%
Expected term (in years)	0.10
Volatility	62.90%
Dividend yield	—%

The following table provides a summary of the change in the estimated fair value of the Company’s derivative liability (in thousands):

Fair value as of December 31, 2025	$32,413
Change in fair value	(340)
Reclassification to additional paid-in capital upon conversion	(32,073)
Fair value as of June 30, 2026	$—

Fair value as of December 31, 2024	$23,847
Change in fair value	17,860
Fair value as of June 30, 2025	$41,707

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

The following table provides a summary of the change in the estimated fair value of the Company’s convertible preferred stock warrant liability (in thousands):

Fair value as of December 31, 2025	$1,884
Change in fair value	(13)
Reclassification to additional paid-in capital upon net exercise	(1,871)
Fair value as of June 30, 2026	$—

Fair value as of December 31, 2024	$1,396
Change in fair value	928
Fair value as of June 30, 2025	$2,324

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

4.
REVENUE RECOGNITION

The following table presents disaggregated net sales by product category (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Kid
Pouches	$36,271	$29,928	$65,648	$58,203
Snacks	7,640	6,145	12,412	10,270
Total Kid	43,911	36,073	78,060	68,473
Baby
Pouches	11,290	6,466	22,763	11,961
Snacks	29,639	16,802	56,411	28,884
Other	552	676	878	1,302
Total Baby	41,481	23,944	80,052	42,147
Total net sales	$85,392	$60,017	$158,112	$110,620

5.
Balance Sheet Components

Inventory

Inventory consists of the following (in thousands):

	June 30,	December 31,
	2026	2025
Raw materials	$22,524	$21,539
Finished goods	29,363	25,442
Total inventory	$51,887	$46,981

Property and Equipment, net

Property and equipment, net consists of the following (in thousands):

	June 30,	December 31,
	2026	2025
Machinery and equipment	$12,051	$7,948
Leasehold improvements	78	78
Purchased software	555	555
Construction in progress	778	2,980
Total property and equipment	13,462	11,561
Accumulated depreciation and amortization	(3,668)	(2,658)
Total property and equipment, net	$9,794	$8,903

Depreciation and amortization of property and equipment was $0.5 million and $0.3 million for the three months ended June 30, 2026 and 2025, and $1.0 million and $0.5 million for the six months ended June 30, 2026 and 2025.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consists of the following (in thousands):

	June 30,	December 31,
	2026	2025
Accrued promotional activities	$8,263	$6,015
Accrued inventory purchases	8,697	1,939
Accrued marketing	2,443	2,320
Accrued third-party manufacturing fees	3,249	565
Accrued payroll expenses	2,913	2,811
Accrued deferred offering costs	—	3,783
Accrued interest	—	1,435
Accrued other expenses	4,944	5,351
Operating lease liabilities, current portion	166	50
Total accrued expenses and other current liabilities	$30,675	$24,269

6.
Commitments and Contingencies

Purchase Commitments

The Company has a minimum purchase commitment with an outsourced manufacturer of its snack bars of 10,000,000 units per year, or 50,000,000 units over five years. Based on the current pricing, the remaining future minimum purchase commitment under the non-cancellable purchase agreement as of June 30, 2026 is as follows (in thousands):

Year Ending December 31,	Amount
2026 (remainder)	$914
2027	1,900
2028	1,900
2029	1,900
Total	$6,614

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

Following completion of the IPO, the Company used a portion of the proceeds to repay all outstanding amounts under the Nonconvertible Debt. Accordingly, the Company repaid $43.0 million on February 10, 2026. As of June 30, 2026, the Company had no outstanding borrowings under the Revolving Credit Facility or the Term Loan Facility and the Company had up to $65.0 million and $30.0 million available to draw under its Revolving Credit Facility and the Term Loan Facility.

For the three months ended June 30, 2025, interest expense for the Nonconvertible Debt was $0.5 million, including amortization of debt issuance costs and discounts, which was immaterial. There was no interest expense for the Nonconvertible Debt for the three months ended June 30, 2026. For the six months ended June 30, 2026 and 2025, interest expense for the Nonconvertible Debt was $0.4 million and $0.8 million, including amortization of debt issuance costs and discounts, which was immaterial in each period. As of June 30, 2026 and December 31, 2025, the Company had $0.3 million and $0.4 million of unamortized debt issuance costs within other assets on the balance sheet related to the Nonconvertible Debt.

The Company is subject to certain financial and nonfinancial covenants under the provisions of the Nonconvertible Debt, including maintaining a minimum cash balance with the lender of $4.0 million, restrictions on paying any dividends to its common and preferred shareholders, limits on the types of other debt financing that can be obtained and limits on certain capital expenditures, among other things. As of June 30, 2026 and December 31, 2025, the Company was in compliance with all covenants.

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

The Company had reserved shares of common stock for issuance in connection with the following for the periods indicated on an as-converted basis:

	June 30,	December 31,
	2026	2025

Options outstanding	5,835,840	5,477,425
Options available for future issuance under the 2026 Omnibus Plan	3,510,202	—
Restricted stock units outstanding	623,794	—
Conversion of outstanding shares of convertible preferred stock	—	21,779,817
Convertible Notes	—	2,819,512
Warrants issued to a customer	—	514,923
Convertible Preferred Stock Warrants	—	141,858
Options available for future issuance under the 2021 Plan	—	58,961
Total reserved shares of common stock	9,969,836	30,792,496

11.
STOCK-BASED COMPENSATION

For the three months ended June 30, 2026 and 2025, the Company recognized stock-based compensation of approximately $2.5 million and $1.1 million which was recognized in selling, general and administrative expenses in the statements of operations and comprehensive loss. For the six months ended June 30, 2026 and 2025, the Company recognized stock-based compensation of approximately $9.0 million and $1.9 million, which was recognized in selling, general and administrative expenses in the statements of operations and comprehensive loss.

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

The following table summarizes the stock option activity for the six months ended June 30, 2026:

	Stock Options
	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In Thousands)
Balances as of December 31, 2025	5,477,425	$3.96	6.8	$71,837
Options granted	512,979	17.94
Options exercised	(98,416)	2.50		1,297
Options forfeited and expired	(56,148)	15.98
Balances as of June 30, 2026	5,835,840	$5.09	6.6	$89,846
Vested and expected to vest as of June 30, 2026	5,835,840	$5.09	6.6	$89,846
Options exercisable as of June 30, 2026	4,619,047	$3.50	6.1	$78,440

The intrinsic value of options exercised during the three months ended June 30, 2026 and 2025 was $1.2 million and $0.7 million. The intrinsic value of options exercised during the six months ended June 30, 2026 and 2025 was $1.3 million and $1.4 million. This intrinsic value represents the difference between the fair value of the Company’s common stock on the date of exercise and the exercise price of each option.

During the three months ended June 30, 2026, the weighted average grant date fair value of options granted, was $10.26 per share. There were no options granted during the three months ended June 30, 2025. During the six months ended June 30, 2026 and 2025, the weighted average grant date fair value of options granted, was $12.66 and $10.30 per share.

During the three months ended June 30, 2026 and 2025, the Company recognized $1.1 million and $1.1 million of stock-based compensation related to stock options. During the six months ended June 30, 2026, the Company recognized $4.6 million of stock-based compensation related to stock options including $2.6 million of stock-based compensation associated with accelerated vesting of the Spokesperson's (defined in Note 12, Related Party Transactions) stock options upon the closing of the IPO in February 2026. During the six months ended June 30, 2025, the Company recognized $1.9 million of stock-based compensation related to stock options.

As of June 30, 2026, the unrecognized compensation related to the service-based vesting options is approximately $10.7 million, which will be recognized over a weighted-average remaining requisite service period of 3.0 years. The Company recorded no income tax benefit related to these options for the three and six months ended June 30, 2026, since the Company currently maintains a full valuation allowance against its net deferred tax assets.

The fair value of each service-based vesting stock option granted during the year was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Six Months Ended June 30,
	2026	2025
Risk-free interest rate	3.76% - 4.17%	4.09%
Expected term (in years)	6.04 - 6.25	6.02
Expected volatility	77.16% - 77.51%	76.97%
Dividend yield	—%	—%

Stock Appreciation Rights granted to employees and executives

During the three and six months ended June 30, 2025, the Company granted 365,715 and 694,835 stock appreciation rights under the 2021 Plan (the “SARs”) to certain employees and executives with weighted-average exercise prices of $14.64 and $15.77 per share.

During the three and six months ended June 30, 2025, 57,970 and 69,190 of SARs issued to employees were forfeited. As of June 30, 2025 there were 1,157,584 of SARs issued to employees outstanding, with a weighted-average exercise price of $13.33.

On February 5, 2026, the Company approved the cash settlement of vested SARs and the conversion of each outstanding unvested SAR held by participants as of the closing of the IPO into a number of restricted stock units (“Replacement RSUs”) to be issued under the 2026 Omnibus Plan. Accordingly, the Company paid $2.2 million of cash consideration to settle 271,760 vested SARs upon consummation of the IPO, and recognized related stock-based compensation of $2.2 million within selling, general and administrative expenses on the condensed consolidated statement of operations. A total of 992,414 outstanding unvested SARs were converted into 169,366 Replacement RSUs, of which a certain portion vests on the six month anniversary of the IPO date, with the remaining portion vesting in equal quarterly installments across the remaining service period of the original SARs. The aggregate grant date fair value of the Replacement RSUs is $3.0 million, which will be recognized on a straight-line basis over their respective service periods.

Restricted Stock Units

During the three and six months ended June 30, 2026, the Company granted 68,027 and 666,236 shares of restricted stock units under the 2026 Omnibus Plan (“RSUs”) to certain employees, executives and directors, including the Replacement RSUs, with a weighted-average grant date fair value of $14.70 and $17.84 per share. RSUs granted to employees and executives, other than the SAR Replacement RSUs, generally vest in quarterly installments on each of the first four anniversaries of the date of grant, subject to the grantee's continued service with the Company. RSUs granted to directors generally vest in full on the earlier of the first anniversary of the date of grant or the next annual stockholder meeting following the date of grant, subject to the grantee's continued service with the Company. 42,442 RSUs were forfeited during three and six months ended June 30, 2026.

During the three and six months ended June 30, 2026, the Company recognized stock-based compensation of $1.4 million and $2.2 million related to RSUs.

As of June 30, 2026, no RSUs have vested and the total unrecognized stock-based compensation related to the Company’s unvested RSUs was $8.9 million, which is expected to be recognized over a weighted-average period of 2.4 years.

Stock Appreciation Rights issued to a customer

On March 27, 2025, the Company granted 187,000 SARs to a customer at an exercise price of $19.58 per share. The SARs issued to a customer vest based on the customer achieving specified milestones of sales of the Company’s products over a three year period beginning April 1, 2025 (the “Vesting Period”). Following the Vesting Period, any vested SARs issued to the customer may be exercised by the holder at any time while any unvested SARs issued to the customer will be forfeited. Any vested SARs issued to the customer will be automatically exercised on the earlier of March 27, 2035 or upon the occurrence of a change of control after the end of the Vesting Period. The SARs issued to a customer are liability-classified instruments. Such SARs are recognized as the corresponding revenue is earned, provided it is probable that the performance conditions will be satisfied, and reduce the transaction price of revenue earned under the customer contract based on the grant date fair value of the awards. Vested SARs will be remeasured each period with changes in the fair value of vested SARs recognized in other income (expense), net in the Company's condensed consolidated statement of operations. During the three months ended June 30, 2026 and 2025, 5,741 and 2,169 SARs issued to a customer vested. During the six months ended June 30, 2026 and 2025, 9,444 and 2,169 SARs issued to a customer vested. As of June 30, 2026, the total of 18,345 SARs issued to a customer were vested. The assumptions used to determine the fair value of the SARs using the Black-Scholes option-pricing model are as follows:

	June 30, 2026	December 31, 2025	Grant Date
Risk-free interest rate	4.38%	4.18%	4.23%
Expected term (in years)	8.75	9.25	10.00
Volatility	77.38%	77.24%	75.57%
Expected dividend yield	—%	—%	—%

The aggregate grant date fair value of the SARs issued to a customer is $2.1 million. For the three and six months ended June 30, 2026 and 2025, the Company recorded $0.1 million and an immaterial amount as a reduction of revenue related to the SARs issued to a customer. As of June 30, 2026, the liability related to the vested SARs issued to a customer was $0.3 million and was recorded within other non-current liabilities on the Company’s balance sheets. For the three months ended June 30, 2026 and 2025, the Company recorded $0.1 million and an immaterial amount for the changes in the fair value of vested SARs. For the six months ended June 30, 2026 and 2025, the Company recorded $0.1 million and an immaterial amount for the changes in the fair value of vested SARs.

Warrants issued to a customer

During 2018, 2020 and 2024, the Company granted an aggregate 33,046 warrants to a customer to purchase Series B-1 convertible preferred stock, which vested based on the customer achieving defined performance conditions. These warrants issued to a customer were equity-classified instruments and recognized over the applicable vesting period, provided it was probable that the performance conditions would be satisfied, reducing the transaction price of revenue earned under the customer contract. No warrants were issued to customers in the six months ended June 30, 2026 and 2025.

As of December 31, 2025, 27,536 outstanding warrants issued to a customer were outstanding, all of which were vested. Upon closing of the IPO in February 2026, all of the outstanding convertible preferred stock warrants issued to a customer were net exercised into 438,983 shares of common stock.

12. Related-Party Transactions

Convertible Notes

At the time the Convertible Notes were issued, the holder held more than 10% of the voting interests in the Company; therefore, meeting the definition of a related party. At no point during the six months ended June 30, 2026 and 2025, did the holder hold 10% or more of the Company’s voting interests. As such, the holder is not considered a related party for the periods presented.

Spokesperson Transactions

Prior to January 1, 2024, the Company contracted with a Co-Founder and board member (the “Spokesperson”) for personal branding, marketing and promotional services, as well as licensing intellectual property (the “Spokesperson Agreement”). Original compensation included cash payments contingent upon a change in control as defined by the agreement, which includes an IPO, and stock options that accelerated upon such change in control.

In January 2025, the Company amended the agreement with the Spokesperson (the “Amended Spokesperson Agreement”) and added an additional $8.0 million to the contingent cash consideration under the Spokesperson agreement the Spokesperson agreement payable in installments through December 2027, plus additional stock options, for ongoing services. The cash payments and unvested options were to accelerate upon a change in control. Consequently, in connection with the consummation of the Company’s IPO in February 2026, all remaining cash was paid and all unvested options fully vested.

In May 2026, the Amended Spokesperson Agreement was further amended (the “First Amended Spokesperson Agreement”) to add $3.0 million of cash payments payable in equal installments through January 2028 for advertising, marketing, and promotional activities. In the event of a change in control, termination without cause, or resignation for good reason, each as defined by the agreement, all unpaid cash accelerates in full and must be paid to the Spokesperson.

Cash consideration is expensed on a straight-line basis over the requisite service period. Compensation expense recognized in selling, general and administrative expenses on a straight-line basis over the requisite service period related to cash payments made to the Spokesperson were $0.4 million and $0.7 million for the three months ended June 30, 2026 and 2025. For the six months ended June 30, 2026, the Company recognized $5.8 million of expense related to cash payments made to the Spokesperson. These cash payments included $7.0 million of contingent cash consideration triggered by the IPO in February 2026. For the six months ended June 30, 2025, the Company recognized $1.3 million related to cash payments made to the Spokesperson.

Share-based Compensation

The Spokesperson holds stock options from the agreements referenced above and through grants awarded in the normal course of business and the related expense is recorded within selling, general and administrative expense on the Company’s condensed consolidated statement of operations. Stock-based compensation for stock options granted to the Spokesperson was no amount and $0.3 million for the three months ended June 30, 2026 and 2025, and $2.6 million and $0.5 million for the six months ended June 30, 2026 and 2025.

IPO Bonus

In May 2026, the Company paid a $1.0 million one-time bonus to the Spokesperson in connection with the IPO that was included in selling, general and administrative expenses in the condensed consolidated statement of operations. The Company also reimbursed the Spokesperson $0.2 million for expenses incurred in connection with the IPO during the six months ended June 30, 2026.

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

The following table sets forth significant expense categories and other specified amounts included in net loss that are reviewed by the CODM, or are otherwise regularly provided to the CODM (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net sales	$85,392	$60,017	$158,112	$110,620
Less:
Cost of goods sold[1]	54,402	35,407	97,185	66,798
Marketing	9,413	6,168	25,642	16,894
Payroll expenses	8,893	5,852	17,879	11,553
Outbound freight	3,714	3,284	7,353	6,482
Selling expenses	3,938	2,891	7,343	5,281
Warehousing & distribution	2,349	1,520	4,542	2,998
General and administrative costs	7,523	4,451	18,492	9,034
Other segment items[2]	110	9,482	437	20,084
Segment net loss	$(4,950)	$(9,038)	$(20,761)	$(28,504)

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

	Three and Six Months Ended June 30,
	2026	2025
Stock options	5,835,840	6,253,008
Restricted stock units	623,794	—
Convertible preferred stock	—	21,779,817
Convertible Notes	—	2,819,512
Warrants issued to a customer	—	514,923
Convertible Preferred Stock Warrants	—	141,858
Total common shares equivalent	6,459,634	31,509,118

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

In February 2026, we closed the initial public offering (“IPO”) of our common stock, in which we issued and sold an aggregate of 7,631,537 shares of common stock at a price to the public of $18.00 per share. Shortly following the close of the offering, the underwriters exercised their option to purchase an additional 1,649,581 shares at the initial public offering price. In the aggregate, we received net proceeds from the offering of approximately $138.5 million, after deducting underwriting discounts, commissions and offering expenses.

Key Factors Affecting our Performance

Our ability to achieve sustainable growth and profitability is impacted by many factors, including those described below. Certain factors are strategically tied to key metrics that define our success:

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

We also intend to grow our sales and in-store footprint through the expansion and productivity of our cooler program. Our coolers, which can be found replacing standard shelving in the baby aisle, as an end-cap display or free standing in the baby aisle, currently feature our widest selection of Baby Pouches and our new Meat, Meat & Bone Broth and Legume Blend pouches introduced in the quarter ended June 30, 2026. As of June 30, 2026, we have deployed over 4,100 coolers in stores to date and believe there is an opportunity to expand the footprint to more than 15,000 coolers in stores in North America. We invest in slotting fees and offer other incentives to encourage our retail customers to place our coolers in more of their stores and display our coolers in ideal locations within their stores. As we accelerate the expansion and productivity of our cooler program, we expect to continue to see increases in overall sales velocity and believe there are further opportunities for sales velocity enhancement as our cooler base matures and we continue to optimize the product assortment offered in the cooler and encourage excitement for our product across aisles. The presence of baby coolers also drives an increase in basket size for the whole baby department, which encourages our retail customers to participate in this initiative with us. The direct impact of the new cooler additions on our net sales varies based on numerous factors including store traffic and cooler size.

In addition to our primary retail growth strategy of increasing depth of our product offerings with our existing retail customers, we believe there is a significant opportunity to increase sales through e-commerce and delivery platforms and expand into new retail customers and international markets.

Product Innovation and Category Leadership

We are confident that through innovation in new products, product line extensions, and packaging types, we will drive meaningful growth for our Company. Investment in strategic product innovation is vital for meeting evolving consumer needs and complementing our existing product portfolio to expand our brand’s reach. We continue to expand and enhance our product offerings, including launches of Refrigerated Oat Bars, shelf-stable baby snacks, as well as Meat, Meat & Bone Broth, and Legume Blend pouches, introduced in the quarter ended June 30, 2026, to meet the evolving needs of our consumers and drive demand for our products.

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

Drive Sustainable, Profitable Growth

Our future success is dependent on our ability to drive sustainable and profitable growth. We have made significant investments in assembling our strong leadership team, implementing strategic sales management principles, and building our global procurement network infrastructure to support long-term growth and to enhance the profitability of our core operating model as we grow. We also plan to continue to invest in expansion and automation of our scalable production platform with our co-manufacturing partners to increase our capacity and operational efficiency to support our growth and achieve economies of scale. With these investments, we believe we will be well-positioned to consistently deliver the highest quality, premium products to our consumers while also ensuring profitability and sustainability.

As we extend our presence with existing retail customers, we believe there is also opportunity to further increase our operating margins. The strength of our brand and ability to efficiently deliver industry-disrupting products to our consumers have consistently resulted in attractive and expanding gross margins.

Macroeconomic and Geopolitical Uncertainty and Supply Chain Costs

Uncertainty in the macroeconomic environment resulting from geopolitical and economic instability, including the imposition of tariffs, embargoes, or similar restrictions could cause disruption in our supply chain. For example, in 2025, the U.S. presidential administration announced the imposition of tariffs on numerous countries that trade with the United States, and in February 2026 the United States Supreme Court issued a ruling striking down certain tariffs previously imposed under the International Emergency Economic Powers Act (“IEEPA”). Following the Supreme Court’s decision, the U.S. presidential administration announced its intention to invoke other laws to collect tariffs and announced new tariffs on imports from all countries, in addition to any existing non-IEEPA tariff. On July 24, 2026, the U.S. presidential administration imposed additional tariffs on certain imports, further contributing to the evolving and uncertain tariff landscape. As the implementation of tariffs is ongoing, more tariffs may be added in the future and countermeasures may be adopted by other countries.

Following the February 2026 ruling, and effective on April 20, 2026, the U.S. Customs and Border Protection launched a platform for importers of record to begin submitting IEEPA tariff refund requests. The imposition of new tariffs (or uncertainty regarding the timing and amount of any tariff refund payments) remains uncertain as the situation is dynamic and rapidly evolving. See Note 2 (Summary of Significant Accounting Policies – Vendor Rebates) of our unaudited condensed consolidated financial statements. New or increased tariffs could also negatively affect U.S national or regional economies or lead to increased inflation or a recession, which also could negatively impact our sales growth, and our business and results of operations. Any tariffs or other barriers to trade affecting Mexico and South America in particular, two regions from which we source a significant portion of our key fruit and vegetable ingredients, could lead to, among other things, shortages and higher cost of procurement, and could negatively impact our business and profitability.

In addition, in recent years, we have experienced elevated commodity and supply chain costs, including the costs of raw materials, packaging, labor, energy, fuel, freight, and other inputs necessary for the production and distribution of our products, and we expect elevated levels of inflation to continue in 2026. In particular, fuel costs have been subject to heightened volatility due to persistent inflationary pressures and ongoing geopolitical uncertainty, including disruptions to global energy markets. Such elevated commodity and supply chain costs and inflation levels did not have a material impact on our results of operations for the three and six months ended June 30, 2026 and 2025, however, there can be no assurance that continued volatility in fuel costs driven by inflationary conditions or geopolitical developments will not have a material effect on our results of operations or financial condition in future periods. In an effort to mitigate the impact of these elevated costs, we have taken actions to: diversify the regions from which we source the raw materials used in our business, remove intermediate third parties in our supply chain, scale our business and work with co-manufacturing partners to increase our capacity and operational efficiency, including through investment in equipment used by our co-manufacturers. We also continue to monitor fuel cost trends and evaluate strategies to mitigate the impact of fuel price volatility on our operations, including optimizing distribution routes and logistics arrangements and, where appropriate, and negotiating fuel surcharge provisions in our transportation contracts.

For a further discussion of the risks and challenges posed by these events, see Part II, Item 1A. “Risk Factors—Risks Relating to Our Business and Industry” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, and Part I, Item 1A. “Risk Factors—Risks Relating to Our Business and Industry” in our Annual Report on Form 10-K.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2026 and 2025

The results of operations data have been derived from the unaudited condensed consolidated financial statements included in Part I, Item 1. in this Quarterly Report on Form 10-Q. The following table sets forth our results of operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Net sales	$85,392	$60,017	$158,112	$110,620
Cost of goods sold	54,743	35,564	97,785	67,074
Gross profit	30,649	24,453	60,327	43,546
Selling, general and administrative	36,288	24,433	82,116	52,713
Income (loss) from operations	(5,639)	20	(21,789)	(9,167)
Other income (expense):
Interest expense	(49)	(660)	(469)	(1,183)
Interest income	835	73	1,334	194
Change in fair value of derivative liability	—	(8,180)	340	(17,860)
Other expense, net	(132)	(528)	(135)	(985)
Total other income (expense)	654	(9,295)	1,070	(19,834)
Net loss before income tax provision	(4,985)	(9,275)	(20,719)	(29,001)
Income tax (provision) benefit	35	237	(42)	497
Net loss	$(4,950)	$(9,038)	$(20,761)	$(28,504)

Net Sales

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Kid
Pouches	$36,271	$29,928	$6,343	21%	$65,648	$58,203	$7,445	13%
Snacks	7,640	6,145	1,495	24%	12,412	10,270	2,142	21%
Total Kid	43,911	36,073	7,838	22%	78,060	68,473	9,587	14%
Baby
Pouches	11,290	6,466	4,824	75%	22,763	11,961	10,802	90%
Snacks	29,639	16,802	12,837	76%	56,411	28,884	27,527	95%
Other	552	676	(124)	(18)%	878	1,302	(424)	(33)%
Total Baby	41,481	23,944	17,537	73%	80,052	42,147	37,905	90%
Net sales	$85,392	$60,017	$25,375	42%	$158,112	$110,620	$47,492	43%

For the three months ended June 30, 2026, net sales increased $25.4 million, or 42%, compared to the three months ended June 30, 2025, primarily due to an increase in volume growth of more than 40%, driven by both the incremental distribution of existing products and the introduction of new products into our portfolio. Additionally, since 2025, we have launched 91 new SKUs across categories, with 12 new SKUs introduced during the three months ended June 30, 2026. A “new SKU” is a unique product configuration, represented by a distinct GTIN/UPC, or barcode, that differs from existing SKUs in formulation, flavor, size, or format, and is introduced for commercial sale in our markets for the first time. Our snacks categories resulted in a combined $14.3 million increase in net sales period over period. Net sales from Pouches increased by $11.2 million period over period. Our trade spending, which includes sales incentives, trade allowances, discounts, and slotting fees, and is recognized as a reduction of net sales, increased for the three months ended June 30, 2026 compared to three months ended June 30, 2025 primarily due to promotional programs for increased distribution of our products and introduction of new products. For the three months ended June 30, 2026 and 2025, we incurred $1.5 million and $3.1 million in trade spending related to slotting fees paid to retail customers for placement of new coolers in their stores. The slotting fees paid related to placement of new coolers in stores decreased compared to three months ended June 30, 2025 due to timing of installation of coolers in stores; however, these slotting fees are expected to increase in the future as we continue the expansion of our baby cooler program and increase our presence in our retail customers' stores.

For the six months ended June 30, 2026, net sales increased $47.5 million, or 43%, compared to the six months ended June 30, 2025, primarily due to an increase in volume growth of more than 31%, driven by both the incremental distribution of existing products and the introduction of new products into our portfolio. The increase in net sales was also driven by a more favorable product mix. We have launched 46 new SKUs introduced during the six months ended June 30, 2026. Our snacks categories resulted in a combined $29.7 million increase in net sales period over period. Net sales from Pouches increased by $18.2 million period over period. For the six months ended June 30, 2026 and 2025, we incurred $2.1 million and $5.7 million in trade spending related to slotting fees paid to retail customers for placement of new coolers in their stores, which was recognized as a reduction of net sales. The slotting fees paid related to placement of new coolers in stores, decreased compared to six months ended June 30, 2025, primarily due to timing of installation of coolers in stores; however, these slotting fees are expected to increase in the future as we continue the expansion of our baby cooler program and increase our presence in our retail customers' stores.

Cost of Goods Sold

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Cost of goods sold	$54,743	$35,564	$19,179	54%	$97,785	$67,074	$30,711	46%
Percentage of net sales	64%	59%		5%	62%	61%		1%

For the three months ended June 30, 2026, cost of goods sold increased $19.2 million, or 54%, compared to three months ended June 30, 2025, primarily due to increased sales volume. Cost of goods sold as a percentage of net sales increased by 5% primarily due to increased trade spending for promotional programs related to increased distribution of our products, which was recognized as a reduction of net sales and a less favorable product mix.

For the six months ended June 30, 2026, cost of goods sold increased $30.7 million, or 46%, compared to six months ended June 30, 2025, primarily due to increased sales volume. Cost of goods sold as a percentage of net sales increased by 1% primarily due to less favorable product mix.

Gross Profit and Gross Margin

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Gross profit	$30,649	$24,453	$6,196	25%	$60,327	$43,546	$16,781	39%
Gross margin	36%	41%		(5)%	38%	39%		(1)%

For the three months ended June 30, 2026, gross profit increased $6.2 million, or 25%, compared to the three months ended June 30, 2025, due to higher net sales. The decrease in gross margin of 5% for the three months ended June 30, 2026, compared to the three months ended June 30, 2025 was primarily driven by increased cost of goods sold as a percentage of net sales.

For the six months ended June 30, 2026, gross profit increased $16.8 million, or 39% compared to the six months ended June 30, 2025, due to higher net sales. The decrease in gross margin of 1% for the six months ended June 30, 2026, compared to the six months ended June 30, 2025 was primarily driven by increased cost of goods sold as a percentage of net sales.

Selling, General and Administrative

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Selling, general and administrative	$36,288	$24,433	$11,855	49%	$82,116	$52,713	$29,403	56%
Percentage of net sales	42%	41%		1%	52%	48%		4%

For the three months ended June 30, 2026, selling, general and administrative expenses increased by $11.9 million, or 49%, compared to the three months ended June 30, 2025, primarily due to:

•
an increase of $3.2 million in marketing expenses, primarily related increased advertising expenditures, related to production costs and increasing our advertising footprint;
•
an increase of $3.0 million in employee-related costs, driven by an overall increase in headcount to support our continued growth;
•
an increase of $1.8 million in general and administrative expenses, primarily related to a cash bonus of $1.0 million paid to the Spokesperson related to our IPO and $0.8 million in travel, depreciation and other expenses to support our increase in headcount and continued growth;
•
an increase of $1.4 million in stock-based compensation driven by increase in headcount and awards granted in connection with our IPO;
•
an increase of $1.3 million in warehouse and distribution expenses and higher outbound freight driven by higher sales volumes and carrying larger volumes of inventory on hand throughout the period to support our growth; and
•
an increase of $1.2 million in selling expenses, primarily driven by increases in merchandising fees, third-party commissions and other customer growth and acquisition costs, to support our growth in sales volume.

For the six months ended June 30, 2026, selling, general and administrative expenses increased by $29.4 million, or 56%, compared to the six months ended June 30, 2025, primarily due to:

•
an increase of $8.7 million in marketing expenses, primarily related to $5.4 million of expense related to cash paid to the Spokesperson in connection with our IPO, and increased advertising expenditures, related to production costs and increasing our advertising footprint;
•
an increase of $7.1 million in stock-based compensation, primarily driven by $2.6 million of expense related to accelerated vesting of certain of the Spokesperson's stock options, $2.2 million of expense related to the cash settlement of vested stock appreciation rights, and $2.2 million of expense related to restricted stock units granted in the period, all in connection with our IPO, which closed in February 2026;
•
an increase of $6.3 million in employee-related costs, driven by an overall increase in headcount to support our continued growth, including an aggregate of $0.7 million of one-time transaction bonuses paid to certain employees in connection with our IPO;
•
an increase of $2.8 million in general and administrative expenses, primarily related to a cash bonus of $1.0 million paid to the Spokesperson related to our IPO and $1.8 million in travel, depreciation and other expenses to support our increase in headcount and continued growth;
•
an increase of $2.4 million in warehouse and distribution expenses and higher outbound freight driven by higher sales volumes and carrying larger volumes of inventory on hand throughout the year to support our growth; and

•
an increase of $2.1 million in selling expenses, primarily driven by increases in merchandising fees, third-party commissions and other customer growth and acquisition costs, to support our growth in sales volume.

Other Income (Expense)

Interest Expense

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Interest expense	$(49)	$(660)	$611	(93)%	$(469)	$(1,183)	$714	(60)%

For the three months ended June 30, 2026, interest expense decreased $0.6 million, or 93%, compared to the three months ended June 30, 2025. For the six months ended June 30, 2026, interest expense decreased $0.7 million, or 60%, compared to the six months ended June 30, 2025. These decreases in interest expense were due to repayment of borrowings in February 2026.

Interest Income

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Interest income	$835	$73	$762	1044%	$1,334	$194	$1,140	588%

For the three months ended June 30, 2026, interest income increased $0.8 million, or 1044% compared to the three months ended June 30, 2025. For the six months ended June 30, 2026, interest income increased $1.1 million, or 588%, compared to the six months ended June 30, 2025. These increases in interest income are due to higher average cash balances in our money market accounts, driven by IPO proceeds received in February 2026.

Change in Fair Value of Derivative Liability

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Change in fair value of derivative liability	$—	$(8,180)	$8,180	**	$340	$(17,860)	$18,200	**

** not meaningful

For the three and six months ended June 30, 2026, there was no change and a $0.3 million change in fair value of our derivative liability as immediately prior to the IPO in February 2026, our Convertible Notes converted into their respective classes of convertible preferred stock, which then immediately converted into shares of our common stock. For the three and six months ended June 30, 2025, the change in fair value of our derivative liability was driven by a change in fair value of our convertible preferred stock underlying the convertible notes.

Other Expense, Net

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Other expense, net	$(132)	$(528)	$396	(75)%	$(135)	$(985)	$850	(86)%

For the three months ended June 30, 2026, change in other expense, net of $0.4 million, compared to the three months ended June 30, 2025, was primarily due to the absence of changes in the fair value of the convertible preferred stock warrant liability during the three months ended June 30, 2026, as the warrants were settled upon the closing of the IPO in February 2026.

For the six months ended June 30, 2026, change in other expense, net of $0.9 million, compared to the six months ended June 30, 2025, was primarily due to a decrease in the change in fair value of our convertible preferred stock warrant liability and its settlement upon the closing of the IPO in February 2026.

Liquidity and Capital Resources

On February 9, 2026, we completed an IPO in which we issued and sold 7,631,537 shares of common stock, at the public offering price of $18.00 per share, plus an additional 1,649,581 shares of common stock at a public offering price of $18.00 per share pursuant to the exercise of the underwriters’ option to purchase additional shares. We received net proceeds of approximately $138.5 million from the IPO, after deducting underwriting discounts and commissions and offering expenses payable by us. Historically, we have generated operating losses and have relied on private sales of securities and proceeds from debt financing to fund our operations. As of June 30, 2026, we had cash and cash equivalents of $93.5 million and accumulated deficit of $156.5 million. For the three and six months ended June 30, 2026, we incurred a net loss from operations of $5.0 million and $20.8 million and net cash flow used in operating activities totaled $17.9 million during the six months ended June 30, 2026. We expect that our existing cash and cash equivalents, along with available borrowing capacity under the Revolving Credit Facility and Term Loan Facility, will be sufficient to support our operations for at least the next 12 months as well as to meet our cash requirements for the longer term.

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

In February 2026, following completion of the IPO, we used a portion of the proceeds to repay all outstanding amounts under the Nonconvertible Debt. As of June 30, 2026, we have no outstanding debt under the Nonconvertible Debt.

Interest on borrowings under the Term Loan Facility is calculated at a rate equal to (i) 2.50% plus the highest of (w) the prime rate (as determined by reference to the Wall Street Journal), (x) the federal funds rate plus 0.50% per annum and (y) one month Term SOFR plus 1.00% per annum or (ii) one month Term SOFR plus 3.50% per annum, subject to a 2.00% Term SOFR floor. Interest-only payments are required to be made until July 10, 2027, then (i) with respect to $18.0 million of the Term Loan Facility, equal payments of outstanding principal and (ii) with respect to $12.0 million of the Term Loan Facility, 24 months after the borrowing of such amount with equal payments of outstanding principal, plus monthly interest payments, through the maturity date. As of June 30, 2026, there were no amounts outstanding under the Term Loan Facility. As of June 30, 2026, the maximum remaining capacity under the Term Loan Facility was $30.0 million.

Interest on borrowings under the Revolving Credit Facility is calculated at a rate equal to (i) 2.25% plus the highest of (w) the prime rate (as determined by reference to the Wall Street Journal), (x) the federal funds rate plus 0.50% per annum and (y) one month Term SOFR plus 1.00% per annum, or (ii) one month Term SOFR plus 3.25% per annum, subject to a 2.00% Term SOFR floor. Interest-only payments are required with a balloon principal payment on the maturity date. The interest rate applicable to borrowings under the Revolving Credit Facility was 7.0% as of December 31, 2025. As of June 30, 2026, there were no amounts outstanding under the Revolving Credit Facility.

The borrowing base for the Revolving Credit Facility requires us to maintain collateral in the form of accounts receivable and inventory. Amounts available to us are determined as the lower of (a) the current maximum capacity and (b) the sum of (i) 80% of our gross accounts receivable and (ii) 85% of the liquidation value of inventory, each subject to certain adjustments. The Nonconvertible Debt includes financial and nonfinancial covenant provisions. As of June 30, 2026, we were in compliance with all covenants related to the Nonconvertible Debt. As of June 30, 2026, the maximum remaining capacity under the Revolving Credit Facility was $65.0 million, with $58.4 million available for borrowing based on existing inventory and accounts receivable balances as described by the Credit Agreement.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2026	2025
	(dollars in thousands)
Net cash used in operating activities	$(17,861)	$(17,173)
Net cash used in investing activities	(2,429)	(2,024)
Net cash provided by financing activities	102,971	12,550
Net change in cash and cash equivalents	$82,681	$(6,647)

Operating Activities

Net cash used in operating activities of $17.9 million for the six months ended June 30, 2026 was primarily driven by net loss of $20.8 million, non-cash adjustments of $9.7 million, and a net decrease in cash related to changes in operating assets and liabilities of $6.8 million. Non-cash adjustments primarily consisted of stock-based compensation of $6.8 million, inventory adjustments of $1.9 million, and depreciation and amortization expense of $1.0 million, partially offset by a change in fair value of derivative liability of $0.3 million. Changes in cash flows related to operating assets and liabilities primarily consisted of a $8.2 million increase in accounts receivable driven by growth in our net sales, a $6.8 million increase in inventory to support the increase in sales volume, and a $3.1 million increase in prepaid expenses and other assets, primarily due to increases in prepaid insurance and other receivables. These uses of cash were partially offset by a $11.3 million increase in accounts payable and accrued expenses and other current liabilities, primarily related to third-party manufacturing fees and raw material purchases to support growth in sales volume.

Net cash used in operating activities of $17.2 million for the six months ended June 30, 2025 was primarily driven by net loss of $28.5 million, non-cash adjustments of $22.1 million and a net decrease in cash related to changes in operating assets and liabilities of $10.8 million. Non-cash adjustments primarily consisted of a change in fair value of derivative liability of $17.9 million, stock-based compensation totaling $1.9 million, a change in fair value of convertible preferred stock warrant liability of $0.9 million, depreciation and amortization expense of $0.6 million, inventory adjustments of $0.4 million, amortization of debt discounts and deferred financing costs of $0.3 million, and interest expense of $0.1 million. Changes in cash flows related to operating assets and liabilities primarily consisted of an $11.9 million increase in inventory to support the increase in sales volume, a $8.4 million increase in accounts receivable due to growth in our net sales, and a $1.3 million increase in prepaid expenses and other assets, primarily due to increases in prepaid insurance and deferred taxes. These uses of cash were partially offset by a $10.8 million increase in accounts payable and accrued expenses and other current liabilities primarily related to increased third-party manufacturing fees, raw materials costs, accrued trade spend, and accrued marketing costs to support the growth in sales volume.

Investing Activities

For the six months ended June 30, 2026 and 2025, net cash used in investing activities was $2.4 million and $2.0 million, related to purchases of property and equipment used in ongoing operations.

Financing Activities

For the six months ended June 30, 2026, net cash provided by financing activities was $103.0 million, primarily consisting of $145.8 million of proceeds from our IPO, net of underwriting discounts and offering costs paid during the period and $0.2 million in proceeds from the exercise of stock options. This source of cash was partially offset by the repayment of our outstanding borrowings under our Credit Agreement of $43.0 million.

For the six months ended June 30, 2025, net cash provided by financing activities was $12.5 million, primarily consisting of $14.0 million in borrowings from existing credit facilities and $0.2 million in proceeds from the exercise of stock options. These sources of cash were partially offset by payments of deferred offering costs of $1.4 million and payments of debt issuance costs of $0.3 million.

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

The decrease in Contribution Margin by 3% for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 was primarily driven by the aforementioned factors mentioned in the discussion of gross profit in the results of operations above. This decrease was partially offset by increased order sizes and increased customer pickups, which reduced freight costs per case and positively impacted Contribution Margin. For the six months ended June 30, 2026 and 2025, Contribution Margin remained consistent.

The following table provides a calculation of Contribution Margin:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(dollars in thousands)
Net sales	$85,392	$60,017	$158,112	$110,620
Cost of goods sold	54,743	35,564	97,785	67,074
Gross profit	30,649	24,453	60,327	43,546
Less: Outbound freight	(3,714)	(3,284)	(7,353)	(6,482)
Contribution Profit	$26,935	$21,169	$52,974	$37,064
Gross margin	36%	41%	38%	39%
Contribution Margin	32%	35%	34%	34%

Adjusted EBITDA

We report our financial results in accordance with GAAP. However, management believes that Adjusted EBITDA, a non-GAAP financial measure, provides investors with additional useful information in evaluating our performance.

We calculate Adjusted EBITDA as net loss, adjusted to exclude: (1) change in fair value of derivative liability; (2) change in fair value of convertible preferred stock warrant liability; (3) stock-based compensation, including expense related to the acceleration of certain awards in connection with our IPO; (4) depreciation and amortization; (5) amortization and acceleration of certain payments under the Spokesperson Agreement (as defined in Note 12, Related-Party Transactions in Part I, Item 1. of this Quarterly Report on Form 10-Q) for services received in connection with our IPO; (6) one-time bonuses related to our IPO; (7) interest expense; (8) interest income; and (9) provision for income taxes.

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

Adjusted EBITDA is presented for supplemental informational purposes only, has limitations as an analytical tool, and should not be considered in isolation or as a substitute for financial information presented in accordance with GAAP. Some of the limitations of Adjusted EBITDA include that (1) it does not properly reflect capital commitments to be paid in the future, (2) although depreciation and amortization are non-cash charges, the underlying assets may need to be replaced and Adjusted EBITDA does not reflect these capital expenditures, (3) it does not consider the impact of stock-based compensation, (4) it does not reflect other non-operating expenses, including interest expense, (5) it does not consider the impact of any derivative liability valuation adjustments, (6) it does not reflect tax payments that may represent a reduction in cash available to us, and (7) it does not consider amortization of payments under the Spokesperson Agreement for services received in connection with our IPO. In addition, our use of Adjusted EBITDA may not be comparable to similarly titled measures of other companies because they may not calculate Adjusted EBITDA in the same manner, limiting its usefulness as a comparative measure. Because of these limitations, when evaluating our performance, you should consider Adjusted EBITDA alongside other financial measures, including our net income and other results stated in accordance with GAAP.

The following table presents a reconciliation of Adjusted EBITDA to net (loss) income, the most directly comparable financial measure stated in accordance with GAAP, for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(dollars in thousands)
Net loss	$(4,950)	$(9,038)	$(20,761)	$(28,504)
Change in fair value of derivative liability (1)	—	8,180	(340)	17,860
Change in fair value of convertible preferred stock warrant liability (1)	—	464	(13)	928
Stock-based compensation	2,471	1,093	8,973	1,898
Depreciation and amortization	574	297	1,049	554
Amortization and acceleration of Spokesperson Agreement expense for services received in connection to the IPO	—	649	5,405	1,298
IPO transaction bonus	1,000	—	1,699	—
Interest expense	49	660	469	1,183
Interest income	(835)	(73)	(1,334)	(194)
Provision (benefit) for income tax	(35)	(237)	42	(497)
Adjusted EBITDA	$(1,726)	$1,995	$(4,811)	$(5,474)

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

Fair Value of Common Stock

Prior to our initial public offering in February 2026 the fair value of the common stock underlying our stock-based awards was determined by management with the assistance of third-party valuation specialists using a hybrid approach. Under the hybrid approach, a probability weighting was assigned to both a merger and acquisition (“M&A”) scenario and an initial public offering scenario. For the M&A scenario, management uses the Income Approach and Guideline Public Company (“GPC”) approach to determine the estimated fair value of equity, which was then allocated to the various classes of equity using the Option Pricing Method (“OPM”). Under the OPM, the shares were valued by creating a series of call options with exercise prices based on the liquidation preferences and conversion terms of each equity class. The estimated fair values of the common stock, preferred stock and preferred stock warrants are then inferred by analyzing these options. For the initial public offering scenario, we estimated the exit value upon an initial public offering and then performed a waterfall analysis to systematically allocate the equity value across share classes according to their fully diluted ownership positions.

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

Stock-Based Compensation

We recognize stock-based compensation related to equity classified awards based on the grant-date fair value of the awards. For awards that vest based only on continued service, we recognize stock-based compensation cost on a straight-line basis over the requisite service period, which is generally the vesting period of the awards. For stock options with performance vesting conditions, we recognize stock-based compensation using an accelerated attribution method when it is probable the performance condition will be achieved. The grant date fair value of stock options that contain service or performance conditions is estimated using the Black-Scholes option-pricing model. The grant date fair value of restricted stock awards that contain service vesting conditions is estimated based on the fair value of the underlying shares on grant date.

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

The determination of stock-based compensation cost is inherently uncertain and subjective and involves the application of valuation models and assumptions requiring the use of judgment. If factors change and different assumptions are used, stock-based compensation and net losses could be significantly different.

We will continue to use judgment in evaluating the expected volatility and expected terms utilized in our stock-based compensation calculations on a prospective basis. As we continue to accumulate additional data related to our common stock, we may refine our estimates, which could materially impact our future stock-based compensation. See Note 11 to our unaudited condensed consolidated financial statements in Part I, Item 1. in this Quarterly Report on Form 10-Q for information concerning certain of the specific assumptions we used in applying the Black-Scholes option pricing model to determine the estimated fair value of our stock options granted in the three and six months ended June 30, 2026 and 2025.

During the three months ended June 30, 2026 and 2025, we recorded $2.5 million and $1.1 million in stock-based compensation. There was $0.1 million and an insignificant reduction in net sales associated with stock appreciation rights issued to a customer and no reduction in net sales associated with warrants issued to a customer during the three months ended June 30, 2026 and 2025.

During the six months ended June 30, 2026 and 2025, we recorded $9.0 million and $1.9 million in stock-based compensation. There was $0.1 million and an insignificant reduction in net sales associated with stock appreciation rights issued to a customer and no reduction in net sales associated with warrants issued to customers as no warrants to customers were issued during the six months ended June 30, 2026 and 2025.

As of June 30, 2026, there was $10.7 million in unrecognized compensation related to unvested service-based vesting options which is expected to be recognized over a weighted-average period of 3.0 years.

As of June 30, 2026, there was $8.9 million in unrecognized compensation related to unvested RSUs which is expected to be recognized over a weighted-average period of 2.4 years.

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

Raw Materials Pricing Risk

Our profitability is dependent on, among other things, our ability to anticipate and react to commodity and packaging costs. The prices and availability of ingredients we use in the process of manufacturing our products are subject to many factors beyond our control, such as the number, size and production levels of farms that provide ingredients, the vagaries of these farming businesses, including poor harvests due to adverse weather conditions, natural disasters and pestilence and changes in national and world economic conditions.

In addition, we purchase some ingredients and other materials offshore. The price and availability of such ingredients and materials is affected by political events, labor shortages, transportation and logistics disruptions or other conditions in these countries or tariffs or trade wars. New or increased tariffs or resultant trade wars, as well as labor shortages or disruptions in transportation and logistics networks, could have an adverse effect on us or on our suppliers, distributors or customers, which could lead to significant increases in the costs of materials and services, resulting in product cost increases and reduced consumer demand.

A hypothetical 10% increase or decrease in the weighted-average cost of these commodities and raw materials would have resulted in an increase or decrease to cost of goods sold of approximately $2.0 million and $3.5 million for the three and six months ended June 30, 2026. We seek to mitigate the impact of raw materials cost increases by negotiating pricing agreements and by a combination of cost savings initiatives and efficiencies and price increases to our customers.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of Company management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our CEO and CFO concluded that, as of June 30, 2026, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

For information regarding our legal proceedings, refer to Note 6 of our Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors.

For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 16, 2026 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 filed with the SEC on May 7, 2026 (the “Quarterly Report”). There have been no material changes to the risk factors disclosed in our Annual Report or the Quarterly Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Equity Securities

None.

Issuer Purchases of Equity Securities

None.

Use of Proceeds

On January 30, 2026, our Registration Statement on Form S-1 (File No. 333-290577) relating to our initial public offering (the “IPO”) was declared effective by the SEC. On February 9, 2026, we completed our IPO of 7,631,537 shares of our common stock at the public offering price of $18.00 per share, plus an additional 1,649,581 shares of common stock at the same public offering price pursuant to the exercise of the underwriters' option to purchase additional shares. We received approximately $138.5 million in proceeds, net of underwriting discounts and commissions and offering costs. In connection with the IPO, certain of our stockholders (the “Selling Stockholders”) sold 3,365,672 shares of common stock. We did not receive any of the proceeds from the sale of shares by the Selling Stockholders.

As contemplated in the IPO final prospectus dated February 9, 2026, we used all of the proceeds from the IPO to (i) repay $43.0 million of outstanding borrowings under the Revolving Credit Facility, (ii) to pay approximately $7.0 million of cash consideration in connection with the Spokesperson Agreement, and (iii) to settle approximately $2.2 million of vested SARs issued to certain employees, using approximately $52.2 million of the proceeds. The Company plans to use the remaining net proceeds for the purchase of an additional $25.0 million of new equipment for operations and general corporate purposes.

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
10.1+

First Amendment to the Amended and Restated Personal Brand Services and Spokesperson/Co-Founder Master Agreement, dated as of May 5, 2026, by and between the Spokesperson and Once Upon a Farm, PBC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on May 6, 2026)

31.1*

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

* Filed herewith.

** This exhibit is furnished herewith and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Securities Exchange Act of 1934.

+ A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ John Foraker	Chief Executive Officer and Chair of the Board (Principal Executive Officer)	August 6, 2026
John Foraker
/s/ Lawrence Waldman	Chief Financial Officer (Principal Financial Officer)	August 6, 2026
Lawrence Waldman
/s/ Chris Folena	Chief Accounting Officer (Principal Accounting Officer)	August 6, 2026
Chris Folena