Form 10-Q
period 2026-09-30
Once Upon a Farm, PBC
filed 2026-11-12
CIK 1696556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 8, 2026, the registrant had 42,252,755 shares of common stock, $0.0001 par value per share, outstanding.

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ONCE UPON A FARM, PBC

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except share amounts)

	September 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$106,408	$10,860
Accounts receivable, net	37,896	28,783
Inventory	45,591	46,981
Prepaid expenses and other current assets	4,266	15,520
Total current assets	194,161	102,144
Property and equipment, net	10,278	8,903
Intangible assets, net	502	561
Goodwill	4,244	4,244
Other non-current assets	862	567
Total assets	$210,047	$116,419
Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$14,661	$19,606
Accrued expenses and other current liabilities	39,688	24,269
Total current liabilities	54,349	43,875
Nonconvertible debt, net	—	43,000
Convertible notes	—	17,214
Derivative liability	—	32,413
Other non-current liabilities	619	2,017
Total liabilities	54,968	138,519
Commitments and contingencies (Note 6)
Convertible preferred stock, $0.0001 par value; 100,000,000 and 1,347,305 shares authorized; no shares and 1,164,696 shares issued and outstanding as of September 30, 2026 and December 31, 2025; aggregate liquidation preference of $0 and $94,261 as of September 30, 2026 and December 31, 2025	—	101,967
Stockholders’ equity (deficit):
Common stock, $0.0001 par value; 1,000,000,000 and 38,250,607 shares authorized; 42,244,588 and 7,458,069 shares issued and outstanding as of September 30, 2026 and December 31, 2025	4	1
Additional paid-in capital	315,386	11,669
Accumulated deficit	(160,311)	(135,737)
Total stockholders’ equity (deficit)	155,079	(124,067)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$210,047	$116,419

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

ONCE UPON A FARM, PBC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net sales	$89,067	$66,036	$247,179	$176,656
Cost of goods sold	56,915	38,251	154,700	105,325
Gross profit	32,152	27,785	92,479	71,331
Selling, general and administrative expenses	36,808	28,837	118,924	81,550
Loss from operations	(4,656)	(1,052)	(26,445)	(10,219)
Other income (expense):
Interest expense	(50)	(801)	(519)	(1,984)
Interest income	866	59	2,200	253
Change in fair value of derivative liability	—	(8,460)	340	(26,320)
Other income (expense), net	54	(462)	(81)	(1,447)
Total other income (expense)	870	(9,664)	1,940	(29,498)
Net loss before income tax provision	(3,786)	(10,716)	(24,505)	(39,717)
Income tax provision	(27)	(539)	(69)	(42)
Net loss	$(3,813)	$(11,255)	$(24,574)	$(39,759)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.09)	$(1.66)	$(0.66)	$(5.95)
Weighted-average shares used in computing net loss per share attributable to common stockholders:
Basic and diluted	42,107,010	6,786,312	37,033,622	6,678,886

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

ONCE UPON A FARM, PBC

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

(In thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balances at December 31, 2025	1,164,696	$101,967	7,458,069	$1	$11,669	$(135,737)	$(124,067)
Issuance of common stock upon initial public offering, net of underwriting costs and offering costs of $16,551	—	—	9,281,118	1	138,814	—	138,815
Conversion of convertible preferred stock into common stock	(1,164,696)	(101,967)	21,779,817	2	101,965	—	101,967
Conversion of convertible notes	—	—	2,819,512	—	18,678	—	18,678
Reclassification of derivative liability to equity	—	—	—	—	32,073	—	32,073
Issuance of common stock upon net exercise of warrants and reclassification of related warrant liability to equity	—	—	542,879	—	1,871	—	1,871
Exercise of stock options			8,997		17		17
Stock-based compensation	—	—	—	—	4,338	—	4,338
Net loss	—	—	—	—	—	(15,811)	(15,811)
Balances at March 31, 2026	—	$—	41,890,392	$4	$309,425	$(151,548)	$157,881
Additional offering costs related to the initial public offering	—	—	—	—	(349)	—	(349)
Exercise of stock options	—	—	89,419	—	229	—	229
Stock-based compensation	—	—	—	—	2,471	—	2,471
Net loss	—	—	—	—	—	(4,950)	(4,950)
Balances at June 30, 2026	—	$—	41,979,811	$4	$311,776	$(156,498)	$155,282
Vesting of restricted stock units	—	—	117,789	—	—	—	—
Exercise of stock options	—	—	146,988	—	615	—	615
Stock-based compensation	—	—	—	—	2,995	—	2,995
Net loss	—	—	—	—	—	(3,813)	(3,813)
Balances at September 30, 2026	—	$—	42,244,588	$4	$315,386	$(160,311)	$155,079

ONCE UPON A FARM, PBC

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED) - CONTINUED

(In thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balances at December 31, 2024	1,164,696	$101,967	6,575,609	$1	$6,349	$(118,488)	$(112,138)
Exercise of stock options	—	—	59,748	—	127	—	127
Stock-based compensation	—	—	—	—	805	—	805
Net loss	—	—	—	—	—	(19,466)	(19,466)
Balances at March 31, 2025	1,164,696	$101,967	6,635,357	$1	$7,281	$(137,954)	$(130,672)
Exercise of stock options	—	—	47,129	—	104	—	104
Stock-based compensation	—	—	—	—	1,093	—	1,093
Net loss	—	—	—	—	—	(9,038)	(9,038)
Balances at June 30, 2025	1,164,696	$101,967	6,682,486	$1	$8,478	$(146,992)	$(138,513)
Exercise of stock options	—	—	775,583	—	1,174	—	1,174
Stock-based compensation	—	—	—	—	997	—	997
Net loss	—	—	—	—	—	(11,255)	(11,255)
Balances at September 30, 2025	1,164,696	$101,967	7,458,069	$1	$10,649	$(158,247)	$(147,597)

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

ONCE UPON A FARM, PBC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Nine Months Ended September 30,
	2026	2025
OPERATING ACTIVITIES
Net loss	$(24,574)	$(39,759)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liability	(340)	26,320
Change in fair value of convertible preferred stock warrant liability	(13)	1,365
Change in fair value of SARs liability	(2)	39
Stock-based compensation	9,804	2,895
SARs issued to a customer recorded as a reduction to revenue	183	63
Inventory adjustments	4,361	1,761
Depreciation and amortization	1,657	907
Amortization of debt discounts and deferred financing costs	148	451
Non-cash interest	29	221
Changes in operating assets and liabilities:
Accounts receivable	(9,113)	(12,120)
Inventory	(2,971)	(19,588)
Prepaid expenses and other assets	(2,615)	(439)
Accounts payable	(2,001)	4,841
Accrued expenses and other liabilities	20,847	9,807
Net cash used in operating activities	(4,600)	(23,236)
INVESTING ACTIVITIES
Purchase of property and equipment	(3,438)	(3,539)
Net cash used in investing activities	(3,438)	(3,539)
FINANCING ACTIVITIES
Proceeds from issuance of common stock	155,366	—
Proceeds from term loan facility	—	14,000
Proceeds from line of credit	—	7,000
Proceeds from exercise of stock options	861	1,405
Payment of debt issuance costs	—	(463)
Repayment of line of credit	(43,000)	—
Payment of offering costs	(9,641)	—
Payment of deferred offering costs	—	(5,061)
Net cash provided by financing activities	103,586	16,881
Net change in cash and cash equivalents	95,548	(9,894)
Cash and cash equivalents, beginning of period	10,860	17,306
Cash and cash equivalents, end of period	$106,408	$7,412
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$342	$1,311
Cash paid for income taxes	$—	$3
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Reallocation of borrowings from term loan to line of credit	$—	$22,000
Capital expenditures included in accounts payable and accrued expenses	$173	$473
Deferred offering costs included in accounts payable and accrued expenses	$—	$3,831
Deferred offering costs transferred to additional paid in capital	$13,987	$—
Conversion of convertible preferred stock to common stock	$101,967	$—
Conversion of convertible notes to equity	$18,678	$—
Reclassification of derivative liability to equity	$32,073	$—
Reclassification of convertible warrant liability to equity	$1,871	$—

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

Immediately prior to the closing of the IPO, all outstanding convertible notes (“Convertible Notes”) (See Note 8, Convertible Notes) were converted into their respective classes of convertible preferred stock, which then immediately converted into 2,819,512 shares of common stock (see Note 8, Convertible Notes). Further, all outstanding shares of the Company’s convertible preferred stock were converted into 21,779,817 shares of the Company’s common stock at the applicable conversion ratio then in effect (see Note 9, Convertible Preferred Stock) and the related carrying value of $102.0 million was reclassified from temporary equity to additional paid in capital. Subsequent to the closing of the IPO, there were no shares of convertible preferred stock outstanding. The carrying values of the notes, together with accrued interest, and related derivative liability, which was remeasured to fair value on the IPO date, were reclassified to additional paid-in capital. Additionally, upon the consummation of the IPO, all of the then-outstanding convertible preferred stock warrants issued to a customer were automatically net exercised into 438,983 shares of common stock (see Note 11, Stock-based Compensation) and the convertible preferred stock warrants issued in connection with a credit facility were net exercised into 103,896 shares of common stock (see Note 7, Nonconvertible Debt and Warrants).

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

2.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies and estimates used in the preparation of the unaudited condensed consolidated financial statements are described in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2025, and the notes thereto, which are included in the Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 16, 2026. During the nine months ended September 30, 2026, there were no significant changes to the Company’s significant accounting policies as described in the Company’s audited financial statement as of and for the year ended December 31, 2025.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of demand deposit accounts, money market accounts and accounts receivable. The Company maintains its cash and cash equivalents, which may, at times, exceed federally insured limits, with financial institutions of high credit standing. As of September 30, 2026, the Company has not experienced any losses on its deposit accounts and money market accounts. As of September 30, 2026, the Company does not believe there is significant financial risk from nonperformance by the issuers of the Company’s deposit accounts and money market accounts.

Customers with 10% or more of the Company’s net sales or accounts receivable consist of the following for the periods indicated:

	Accounts Receivable		Net Sales
	September 30,	December 31,	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025	2026	2025
Customer A	30%	31%	20%	25%	19%	24%
Customer B	14%	**	14%	16%	13%	12%
Customer C	15%	14%	11%	13%	13%	13%
Customer D	10%	12%	**	**	**	**
Customer E	**	11%	21%	12%	19%	14%

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

The Company accounts for these tariff reimbursements as vendor rebates. Contractually required rebates are recognized as a reduction of product purchase prices (and thus costs of goods sold) when the receipt from the vendor becomes probable. For rebates received that are not required to be paid under a pre-existing contractual arrangements, when it becomes probable that the rebate will be received, the rebate will be deferred and recognized as a reduction of future purchase prices. As of September 30, 2026, the tariff reimbursements received or recognized to date by the Company have not been material.

Recently Adopted Accounting Pronouncements

In July 2025, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). ASU 2025-05 provides a practical expedient that all entities can use when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606, Revenue from Contracts with Customers. Under this practical expedient, an entity is allowed to assume that the current conditions it has applied in determining credit loss allowances for current accounts receivable and current contract assets remain unchanged for the remaining life of those assets. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025, and interim reporting periods in those years. Entities that elect the practical expedient and, if applicable, make the accounting policy election are required to apply the amendments prospectively. The Company adopted ASU 2025-05 effective for the annual period beginning January 1, 2026 and it did not have a material impact on the accompanying condensed consolidated financial statements and disclosures.

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

In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). ASU 2025-06 removes the existing project stage model and introduces new capitalization criteria based on management authorization and the probability of project completion. It also clarifies the treatment of software development uncertainty and incorporates guidance on website development costs. ASU 2025-06 is effective for the Company for annual reporting periods beginning after December 15, 2027, and interim periods within those annual periods, with early adoption permitted. ASU 2025-06 may be applied prospectively, retrospectively, or through a modified transition approach. The Company is evaluating the impact that this guidance will have on its condensed consolidated financial statements and related disclosures, including its expected transition method.

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

3.
Fair value measurements

The Company had no financial assets or liabilities measured at fair value on a recurring basis at September 30, 2026.

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

The Company used the following assumptions to determine the fair value of the derivative liability for the period indicated:

December 31,
2025
Risk-free interest rate	3.58%
Expected term (in years)	0.10
Volatility	62.90%
Dividend yield	—%

The following table provides a summary of the change in the estimated fair value of the Company’s derivative liability (in thousands):

Fair value as of December 31, 2025	$32,413
Change in fair value	(340)
Reclassification to additional paid-in capital upon conversion	(32,073)
Fair value as of September 30, 2026	$—

Fair value as of December 31, 2024	$23,847
Change in fair value	26,320
Fair value as of September 30, 2025	$50,167

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

The following table provides a summary of the change in the estimated fair value of the Company’s convertible preferred stock warrant liability (in thousands):

Fair value as of December 31, 2025	$1,884
Change in fair value	(13)
Reclassification to additional paid-in capital upon net exercise	(1,871)
Fair value as of September 30, 2026	$—

Fair value as of December 31, 2024	$1,396
Change in fair value	1,365
Fair value as of September 30, 2025	$2,761

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

4.
REVENUE RECOGNITION

The following table presents disaggregated net sales by product category (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Kid
Pouches	$37,473	$29,956	$103,121	$88,159
Snacks	4,767	6,163	17,179	16,433
Total Kid	42,240	36,119	120,300	104,592
Baby
Pouches	11,608	9,634	34,371	21,595
Snacks	34,818	19,766	91,229	48,650
Other	401	517	1,279	1,819
Total Baby	46,827	29,917	126,879	72,064
Total net sales	$89,067	$66,036	$247,179	$176,656

5.
Balance Sheet Components

Inventory

Inventory consists of the following (in thousands):

	September 30,	December 31,
	2026	2025
Raw materials	$23,212	$21,539
Finished goods	22,379	25,442
Total inventory	$45,591	$46,981

Property and Equipment, net

Property and equipment, net consists of the following (in thousands):

	September 30,	December 31,
	2026	2025
Machinery and equipment	$13,559	$7,948
Leasehold improvements	78	78
Purchased software	555	555
Construction in progress	342	2,980
Total property and equipment	14,534	11,561
Accumulated depreciation and amortization	(4,256)	(2,658)
Total property and equipment, net	$10,278	$8,903

Depreciation and amortization of property and equipment was $0.6 million and $0.3 million for the three months ended September 30, 2026 and 2025, and $1.6 million and $0.8 million for the nine months ended September 30, 2026 and 2025.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consists of the following (in thousands):

	September 30,	December 31,
	2026	2025
Accrued promotional activities	$12,999	$6,015
Accrued inventory purchases	9,884	1,939
Accrued marketing	4,278	2,320
Accrued payroll expenses	3,654	2,811
Accrued third-party manufacturing fees	3,129	565
Accrued deferred offering costs	—	3,783
Accrued interest	—	1,435
Accrued other expenses	5,575	5,351
Operating lease liabilities, current portion	169	50
Total accrued expenses and other current liabilities	$39,688	$24,269

6.
Commitments and Contingencies

Purchase Commitments

The Company has a minimum purchase commitment with an outsourced manufacturer of its snack bars of 10,000,000 units per year, or 50,000,000 units over five years. Based on the current pricing, the remaining future minimum purchase commitment under the non-cancellable purchase agreement as of September 30, 2026 is as follows (in thousands):

Year Ending December 31,	Amount
2026 (remainder)	$270
2027	1,900
2028	1,900
2029	1,900
Total	$5,970

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

Following completion of the IPO, the Company used a portion of the proceeds to repay all outstanding amounts under the Nonconvertible Debt. Accordingly, the Company repaid $43.0 million on February 10, 2026. As of September 30, 2026, the Company had no outstanding borrowings under the Term Loan Facility or the Revolving Credit Facility and the Company had up to $30.0 million available to draw under the Term Loan Facility and $65.0 million to draw under its Revolving Credit Facility, of which $58.2 million available for borrowing based on existing inventory and accounts receivable balances as described by Revolving Credit Facility, .

For the three months ended September 30, 2026 and 2025, interest expense for the Nonconvertible Debt was $0.1 million and $0.6 million, including amortization of debt issuance costs and discounts, which was $0.1 million and an immaterial amount. For the nine months ended September 30, 2026 and 2025, interest expense for the Nonconvertible Debt was $0.5 million and $1.4 million, including amortization of debt issuance costs and discounts, which was $0.1 million in each period. As of September 30, 2026 and December 31, 2025, the Company had $0.3 million and $0.4 million of unamortized debt issuance costs within other assets on the balance sheet related to the Nonconvertible Debt.

The Company is subject to certain financial and nonfinancial covenants under the provisions of the Nonconvertible Debt, including maintaining a minimum cash balance with the lender of $4.0 million, restrictions on paying any dividends to its common and preferred shareholders, limits on the types of other debt financing that can be obtained and limits on certain capital expenditures, among other things. As of September 30, 2026 and December 31, 2025, the Company was in compliance with all covenants.

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

The Company had reserved shares of common stock for issuance in connection with the following for the periods indicated on an as-converted basis:

	September 30,	December 31,
	2026	2025

Options outstanding	5,716,798	5,477,425
Options available for future issuance under the 2026 Omnibus Plan	3,481,959	—
Restricted stock units outstanding	524,375	—
Conversion of outstanding shares of convertible preferred stock	—	21,779,817
Convertible Notes	—	2,819,512
Warrants issued to a customer	—	514,923
Convertible Preferred Stock Warrants	—	141,858
Options available for future issuance under the 2021 Plan	—	58,961
Total reserved shares of common stock	9,723,132	30,792,496

11.
STOCK-BASED COMPENSATION

For the three months ended September 30, 2026 and 2025, the Company recognized stock-based compensation of approximately $3.0 million and $1.0 million which was recognized in selling, general and administrative expenses in the statements of operations and comprehensive loss. For the nine months ended September 30, 2026 and 2025, the Company recognized stock-based compensation of approximately $12.0 million and $2.9 million, which was recognized in selling, general and administrative expenses in the statements of operations and comprehensive loss.

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

The following table summarizes the stock option activity for the nine months ended September 30, 2026:

	Stock Options
	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In Thousands)
Balances as of December 31, 2025	5,477,425	$3.96	6.8	$71,837
Options granted	541,222	17.94
Options exercised	(245,404)	3.66		3,171
Options forfeited and expired	(56,445)	15.22
Balances as of September 30, 2026	5,716,798	$5.19	6.4	$61,509
Vested and expected to vest as of September 30, 2026	5,716,798	$5.19	6.4	$61,509
Options exercisable as of September 30, 2026	4,595,160	$3.55	5.8	$56,086

The intrinsic value of options exercised during the three months ended September 30, 2026 and 2025 was $1.9 million and $16.2 million. The intrinsic value of options exercised during the nine months ended September 30, 2026 and 2025 was $3.2 million and $17.6 million. This intrinsic value represents the difference between the fair value of the Company’s common stock on the date of exercise and the exercise price of each option.

During the three months ended September 30, 2026, the weighted average grant date fair value of options granted, was $12.66 per share. There were no options granted during the three months ended September 30, 2025. During the nine months ended September 30, 2026 and 2025, the weighted average grant date fair value of options granted, was $12.66 and $10.30 per share.

During the three months ended September 30, 2026 and 2025, the Company recognized $1.1 million and $1.0 million of stock-based compensation related to stock options. During the nine months ended September 30, 2026, the Company recognized $5.7 million of stock-based compensation related to stock options including $2.6 million of stock-based compensation associated with accelerated vesting of the Spokesperson's (defined in Note 12, Related Party Transactions) stock options upon the closing of the IPO in February 2026. During the nine months ended September 30, 2025, the Company recognized $2.9 million of stock-based compensation related to stock options.

As of September 30, 2026, the unrecognized compensation related to the service-based vesting options is approximately $10.1 million, which will be recognized over a weighted-average remaining requisite service period of 2.8 years. The Company recorded no income tax benefit related to these options for the three and nine months ended September 30, 2026, since the Company currently maintains a full valuation allowance against its net deferred tax assets.

The fair value of each service-based vesting stock option granted during the year was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Nine Months Ended September 30,
	2026	2025
Risk-free interest rate	3.76% - 4.42%	4.09%
Expected term (in years)	6.04 - 6.25	6.02
Expected volatility	77.03% - 77.51%	76.97%
Dividend yield	—%	—%

Stock Appreciation Rights granted to employees and executives

During the nine months ended September 30, 2025, the Company granted 694,835 stock appreciation rights under the 2021 Plan (the “SARs”) to certain employees and executives with weighted-average exercise prices of $15.77 per share. There were no grants of SARs during the three months ended September 30, 2025.

During the three and nine months ended September 30, 2025, 9,350 and 78,540 of SARs issued to employees were forfeited. As of September 30, 2025 there were 1,148,234 of SARs issued to employees outstanding, with a weighted-average exercise price of $13.36.

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

Restricted Stock Units

During the three and nine months ended September 30, 2026, the Company granted shares of restricted stock units under the 2026 Omnibus Plan (“RSUs”) to certain employees, executives and directors, including the Replacement RSUs. RSUs granted to employees and executives, other than the SAR Replacement RSUs, generally vest in quarterly installments on each of the first four anniversaries of the date of grant, subject to the grantee's continued service with the Company. RSUs granted to directors generally vest in full on the earlier of the first anniversary of the date of grant or the next annual stockholder meeting following the date of grant, subject to the grantee's continued service with the Company.

The following table summarizes the RSUs activity for the nine months ended September 30, 2026:

	Number of RSUs Outstanding	Weighted-Average Grant Date FV
Unvested RSUs as of December 31, 2025	—	$—
Granted	682,602	17.80
Vested	(117,789)	17.46
Forfeited	(40,438)	18.00
Unvested RSUs as of September 30, 2026	524,375	$17.66

During the three and nine months ended September 30, 2026, the Company recognized stock-based compensation of $1.9 million and $4.1 million related to RSUs.

As of September 30, 2026, the total unrecognized stock-based compensation related to the Company’s unvested RSUs was $7.3 million, which is expected to be recognized over a weighted-average period of 2.4 years.

Stock Appreciation Rights issued to a customer

On March 27, 2025, the Company granted 187,000 SARs to a customer at an exercise price of $19.58 per share. The SARs issued to a customer vest based on the customer achieving specified milestones of sales of the Company’s products over a three year period beginning April 1, 2025 (the “Vesting Period”). Following the Vesting Period, any vested SARs issued to the customer may be exercised by the holder at any time while any unvested SARs issued to the customer will be forfeited. Any vested SARs issued to the customer will be automatically exercised on the earlier of March 27, 2035 or upon the occurrence of a change of control after the end of the Vesting Period. The SARs issued to a customer are liability-classified instruments. Such SARs are recognized as the corresponding revenue is earned, provided it is probable that the performance conditions will be satisfied, and reduce the transaction price of revenue earned under the customer contract based on the grant date fair value of the awards. Vested SARs will be remeasured each period with changes in the fair value of vested SARs recognized in other income (expense), net in the Company's condensed consolidated statement of operations. During the three months ended September 30, 2026 and 2025, 6,452 and 3,272 SARs issued to a customer vested. During the nine months ended September 30, 2026 and 2025, 15,896 and 5,441 SARs issued to a customer vested. As of September 30, 2026, the total of 24,797 SARs issued to a customer were vested. The assumptions used to determine the fair value of the SARs using the Black-Scholes option-pricing model are as follows:

	September 30, 2026	December 31, 2025	Grant Date
Risk-free interest rate	5.25%	4.18%	4.23%
Expected term (in years)	8.50	9.25	10.00
Volatility	77.09%	77.24%	75.57%
Expected dividend yield	—%	—%	—%

The aggregate grant date fair value of the SARs issued to a customer is $2.1 million. For the three months ended September 30, 2026 and 2025, the Company recorded $0.1 million and an immaterial amount as a reduction of revenue related to the SARs issued to a customer. For the nine months ended September 30, 2026 and 2025, the Company recorded $0.2 million and $0.1 million as a reduction of revenue related to the SARs issued to a customer. As of September 30, 2026, the liability related to the vested SARs issued to a customer was $0.3 million and was recorded within other non-current liabilities on the Company’s balance sheets. For the three months ended September 30, 2026 and 2025, the Company recorded $0.1 million and an immaterial amount for the changes in the fair value of vested SARs. For the nine months ended September 30, 2026 and 2025, the Company recorded immaterial amounts for the changes in the fair value of vested SARs.

Warrants issued to a customer

During 2018, 2020 and 2024, the Company granted an aggregate 33,046 warrants to a customer to purchase Series B-1 convertible preferred stock, which vested based on the customer achieving defined performance conditions. These warrants issued to a customer were equity-classified instruments and recognized over the applicable vesting period, provided it was probable that the performance conditions would be satisfied, reducing the transaction price of revenue earned under the customer contract. No warrants were issued to customers in the nine months ended September 30, 2026 and 2025.

As of December 31, 2025, 27,536 outstanding warrants issued to a customer were outstanding, all of which were vested. Upon closing of the IPO in February 2026, all of the outstanding convertible preferred stock warrants issued to a customer were net exercised into 438,983 shares of common stock.

12. Related-Party Transactions

Convertible Notes

At the time the Convertible Notes were issued, the holder held more than 10% of the voting interests in the Company; therefore, meeting the definition of a related party. At no point during the nine months ended September 30, 2026 and 2025, did the holder hold 10% or more of the Company’s voting interests. As such, the holder is not considered a related party for the periods presented.

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

In January 2025, the Company amended the agreement with the Spokesperson (the “Amended Spokesperson Agreement”) and added an additional $8.0 million to the contingent cash consideration under the Spokesperson Agreement payable in installments through December 2027, plus additional stock options, for ongoing services. The cash payments and unvested options were to accelerate upon a change in control. Consequently, in connection with the consummation of the Company’s IPO in February 2026, all remaining cash was paid and all unvested options fully vested.

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

Cash consideration is expensed on a straight-line basis over the requisite service period. Compensation expense recognized in selling, general and administrative expenses on a straight-line basis over the requisite service period related to cash payments made to the Spokesperson were $0.3 million and $0.6 million for the three months ended September 30, 2026 and 2025. For the nine months ended September 30, 2026, the Company recognized $6.1 million of expense related to cash payments made to the Spokesperson. These cash payments included $7.0 million of contingent cash consideration triggered by the IPO in February 2026. For the nine months ended September 30, 2025, the Company recognized $1.9 million related to cash payments made to the Spokesperson.

Share-based Compensation

The Spokesperson holds stock options from the agreements referenced above and through grants awarded in the normal course of business and the related expense is recorded within selling, general and administrative expense on the Company’s condensed consolidated statement of operations. Stock-based compensation for stock options granted to the Spokesperson was no amount and $0.3 million for the three months ended September 30, 2026 and 2025, and $2.6 million and $0.8 million for the nine months ended September 30, 2026 and 2025.

IPO Bonus

In May 2026, the Company paid a $1.0 million one-time bonus to the Spokesperson in connection with the IPO that was included in selling, general and administrative expenses in the condensed consolidated statement of operations. The Company also reimbursed the Spokesperson $0.2 million for expenses incurred in connection with the IPO during the nine months ended September 30, 2026.

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

The following table sets forth significant expense categories and other specified amounts included in net loss that are reviewed by the CODM, or are otherwise regularly provided to the CODM (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net sales	$89,067	$66,036	$247,179	$176,656
Less:
Cost of goods sold[1]	56,565	38,081	153,750	104,879
Marketing	10,592	8,429	36,234	25,323
Payroll expenses	8,093	6,486	25,972	18,039
Outbound freight	4,009	3,369	11,362	9,851
Selling expenses	3,359	3,199	10,702	8,480
Warehousing & distribution	2,189	1,698	6,731	4,696
General and administrative costs	8,147	5,281	26,639	14,315
Other segment items[2]	(74)	10,748	363	30,832
Segment net loss	$(3,813)	$(11,255)	$(24,574)	$(39,759)

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

	Three and Nine Months Ended September 30,
	2026	2025
Stock options	5,716,798	5,477,425
Restricted stock units	524,375	—
Convertible preferred stock	—	21,779,817
Convertible Notes	—	2,819,512
Warrants issued to a customer	—	514,923
Convertible Preferred Stock Warrants	—	141,858
Total common shares equivalent	6,241,173	30,733,535

15. SuBsequent Events

On October 30, 2026, the Company announced a voluntary recall and reformulation (the "Recall") of all of its Tractor Wheels soft-baked bars ("Tractor Wheels") due to reported choking incidents. The Company has temporarily suspended shipments of Tractor Wheels and is preparing production plans to support a return to shelf for Tractor Wheels as soon as possible, once an evaluation is complete and any necessary changes for product safety have been implemented and validated. For the nine months ended September 30, 2026, Tractor Wheels accounted for approximately 18% of the Company's net sales. As of October 31, 2026, the Company had inventory related to Tractor Wheels of approximately $7.9 million, consisting of raw material, packaging and finished goods, before any adjustments for net realizable value or obsolescence. The Company's condensed consolidated financial statements as of and for the three and nine months ended September 30, 2026 do not reflect any adjustments related to the Recall, which the Company has determined to be a nonrecognized subsequent event and will be accounted for in the period that the announcement was made.

The Company is currently assessing the financial impact of the Recall, which may include inventory write-downs, product disposition costs, customer refunds, consumer refunds, and operational and other Recall-related costs, net of any insurance or third-party recoveries. The Company is unable to reasonably estimate the financial impact at this time, but expects the Recall to have a significant impact on its results of operations and cash flows for the year ending December 31, 2026 and potentially subsequent periods.

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

Overview

Once Upon a Farm is driving systemic change in childhood nutrition with real, organic, farm-fresh food made with no added sugar, no preservatives, and nothing artificial. From baby’s first bites to kid’s school-ready snacks, we are a rapidly growing leader in modern childhood nutrition that provides innovative, nutrient-packed, delicious food to on-the-go parents for their babies and kids. We revolutionized the childhood nutrition category with what we believe is the first-ever cold-pressed Pouch, setting a new standard for nutrition that parents love and kids crave. Our mission and commitment to our consumers guide every decision we make and are at the heart of our identity and journey ahead. We are a Public Benefit Corporation, which requires us to uphold high social and environmental standards and provide transparency for all of our stockholders. Additionally, we believe we are the first baby through kid parent-ally brand with a deep commitment to superior, fresh products with high nutritional standards and incredible taste. Our thoughtful recipes are crafted with high-quality organic ingredients, from cold-pressed Pouches, to Refrigerated Oat Bars and shelf-stable snacks, earning us the trust of parents, and fostering a loyal, passionate, and fast-growing consumer base.

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

Recent Developments

On October 30, 2026, we announced a voluntary recall and reformulation (the “Recall”) of all our Tractor Wheels soft-baked bars ("Tractor Wheels") due to reported choking incidents. We have temporarily suspended shipments of Tractor Wheels and we are preparing production plans to support a return to shelf for Tractor Wheels as soon as possible, once an evaluation is complete and any necessary changes for product safety have been implemented and validated. Our financial results for the nine months ended September 30, 2026 do not reflect any adjustments related to the Recall.

For the nine months ended September 30, 2026, Tractor Wheels accounted for approximately 18% of our net sales. As of October 31, 2026, our inventory related to Tractor Wheels was approximately $7.9 million, consisting of raw material, packaging and finished goods, before any adjustments for obsolescence or net realizable value. Because Tractor Wheels represented a significant portion of our net sales and shipments have been temporarily suspended, we currently expect the Recall to have a significant impact on our net sales, gross profit, operating results and cash flows for the fourth quarter of 2026 and potentially subsequent periods. The magnitude and duration of this impact will depend on, among other things, the length of time Tractor Wheels remain off shelf, the timing and cost of completing our evaluation, reformulation, validation and return-to-shelf activities, retailer acceptance and timing of product relaunch, consumer response to the Recall and reformulated product, the amount and timing of inventory write-downs, product disposition costs, consumer and customer refunds, operational and professional costs, and the extent and timing of any insurance or third-party recoveries. The Company will account for the impact of the Recall in the period in which the recall was announced.

We are currently assessing the total financial impact of the recall, which may include product costs, consumer and customer refunds, and Recall-related costs and are unable to reasonably estimate the full financial impact at this time. For additional information, see Note 15, Subsequent Events, to our unaudited condensed consolidated financial statements in Part I, Item 1. in this Quarterly Report on Form 10-Q, and Part II, Item 1A. “Risk Factors” of this Quarterly Report

Key Factors Affecting our Performance

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

We also intend to grow our sales and in-store footprint through the expansion and productivity of our cooler program. Our coolers, which can be found replacing standard shelving in the baby aisle, as an end-cap display or free standing in the baby aisle, currently feature our widest selection of Baby Pouches and our new Meat, Meat & Bone Broth and Legume Blend pouches introduced in the quarter ended June 30, 2026. As of September 30, 2026, we have deployed over 4,600 coolers in stores to date and believe there may be an opportunity to expand the footprint to more than 15,000 coolers in stores in North America. We invest in slotting fees and offer other incentives to encourage our retail customers to place our coolers in more of their stores and display our coolers in ideal locations within their stores. As we accelerate the expansion and productivity of our cooler program, we expect to continue to see increases in overall sales velocity and believe there are further opportunities for sales velocity enhancement as our cooler base matures and we continue to optimize the product assortment offered in the cooler and encourage excitement for our product across aisles. The presence of baby coolers also drives an increase in basket size for the whole baby department, which encourages our retail customers to participate in this initiative with us. The direct impact of the new cooler additions on our net sales varies based on numerous factors including store traffic and cooler size.

In addition to our primary retail growth strategy of increasing depth of our product offerings with our existing retail customers, we believe there is a significant opportunity to increase sales through e-commerce and delivery platforms and expand into new retail customers and international markets.

Product Innovation and Category Leadership

We are confident that through innovation in new products, product line extensions, and packaging types, we will drive meaningful growth for our Company. Investment in strategic product innovation is vital for meeting evolving consumer needs and complementing our existing product portfolio to expand our brand’s reach. We continue to expand and enhance our product offerings, including launches of Refrigerated Oat Bars and shelf-stable snacks. During 2026 we've introduced Meat, Meat & Bone Broth, and Legume Blend pouches as well as refrigerated Electrolyte Blends pouches, to meet the evolving needs of our consumers and drive demand for our products.

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

As we extend our presence with existing retail customers, we believe there may also be opportunity to further increase our operating margins. The strength of our brand and ability to efficiently deliver industry-disrupting products to our consumers have consistently resulted in attractive gross margins.

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

In addition, in recent years, we have experienced elevated commodity and supply chain costs, including the costs of raw materials, packaging, labor, energy, fuel, freight, and other inputs necessary for the production and distribution of our products, and we expect elevated levels of inflation to continue in 2026. In particular, fuel costs have been subject to heightened volatility due to persistent inflationary pressures and ongoing geopolitical uncertainty, including disruptions to global energy markets. Such elevated commodity and supply chain costs and inflation levels did not have a material impact on our results of operations for the three and nine months ended September 30, 2026 and 2025, however, there can be no assurance that continued volatility in fuel costs driven by inflationary conditions or geopolitical developments will not have a material effect on our results of operations or financial condition in future periods. In an effort to mitigate the impact of these elevated costs, we have taken actions to: diversify the regions from which we source the raw materials used in our business, remove intermediate third parties in our supply chain, scale our business and work with co-manufacturing partners to increase our capacity and operational efficiency, including through investment in equipment used by our co-manufacturers. We also continue to monitor fuel cost trends and evaluate strategies to mitigate the impact of fuel price volatility on our operations, including optimizing distribution routes and logistics arrangements and, where appropriate, negotiating fuel surcharge provisions in our transportation contracts.

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

Our gross margin may in the future fluctuate from period to period based on a number of factors, including costs of produce and commodities, manufacturing, warehousing and transportation rates for inbound raw materials. Gross margin may also fluctuate in the future based on changes in the promotional environment in the marketplace, the expansion of our cooler program, the mix of products we sell, the channel through which we sell our products and innovation initiatives we undertake in each of our product categories, among other factors.

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

We expect selling, general and administrative expenses to increase in the future as we continue to scale our operations to meet our product demand, continue to build our product portfolio, and add personnel to our organization. We also expect to incur additional costs associated with operating as a public company, including increased expenses related to legal, audit, accounting, regulatory, and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance costs, investor and public relations costs, and other administrative and professional services.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2026 and 2025

The results of operations data have been derived from the unaudited condensed consolidated financial statements included in Part I, Item 1. in this Quarterly Report on Form 10-Q. The following table sets forth our results of operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Net sales	$89,067	$66,036	$247,179	$176,656
Cost of goods sold	56,915	38,251	154,700	105,325
Gross profit	32,152	27,785	92,479	71,331
Selling, general and administrative	36,808	28,837	118,924	81,550
Loss from operations	(4,656)	(1,052)	(26,445)	(10,219)
Other income (expense):
Interest expense	(50)	(801)	(519)	(1,984)
Interest income	866	59	2,200	253
Change in fair value of derivative liability	—	(8,460)	340	(26,320)
Other income (expense), net	54	(462)	(81)	(1,447)
Total other income (expense)	870	(9,664)	1,940	(29,498)
Net loss before income tax provision	(3,786)	(10,716)	(24,505)	(39,717)
Income tax provision	(27)	(539)	(69)	(42)
Net loss	$(3,813)	$(11,255)	$(24,574)	$(39,759)

Net Sales

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Kid
Pouches	$37,473	$29,956	$7,517	25%	$103,121	$88,159	$14,962	17%
Snacks	4,767	6,163	(1,396)	(23)%	17,179	16,433	746	5%
Total Kid	42,240	36,119	6,121	17%	120,300	104,592	15,708	15%
Baby
Pouches	11,608	9,634	1,974	20%	34,371	21,595	12,776	59%
Snacks	34,818	19,766	15,052	76%	91,229	48,650	42,579	88%
Other	401	517	(116)	(22)%	1,279	1,819	(540)	(30)%
Total Baby	46,827	29,917	16,910	57%	126,879	72,064	54,815	76%
Net sales	$89,067	$66,036	$23,031	35%	$247,179	$176,656	$70,523	40%

For the three months ended September 30, 2026, net sales increased $23.0 million, or 35%, compared to the three months ended September 30, 2025, primarily due to an increase in volume growth of more than 32%, driven by both the incremental distribution of existing products and the introduction of new products into our portfolio. Additionally, since 2025, we have launched 99 new SKUs across categories, with 8 new SKUs introduced during the three months ended September 30, 2026. A “new SKU” is a unique product configuration, represented by a distinct GTIN/UPC, or barcode, that differs from existing SKUs in formulation, flavor, size, or format, and is introduced for commercial sale in our markets for the first time. Our snacks categories resulted in a net increase of $13.7 million, or 53%, increase in net sales period over period. Net sales from Pouches increased by $9.5 million, or 24% period over period. Our trade spending, which includes sales incentives, trade allowances, term discounts, and slotting fees, and is recognized as a reduction of net sales, increased for the three months ended September 30,

2026 compared to three months ended September 30, 2025 primarily due to promotional programs for increased distribution of our products and introduction of new products. For the three months ended September 30, 2026 and 2025, we incurred $3.6 million and $1.1 million in trade spending related to slotting fees paid to retail customers for placement of new coolers in their stores. The slotting fees paid related to placement of new coolers in stores increased compared to three months ended September 30, 2025 due to timing of installation of coolers in stores.

For the nine months ended September 30, 2026, net sales increased $70.5 million, or 40%, compared to the nine months ended September 30, 2025, primarily due to an increase in volume growth of more than 31%, driven by both the incremental distribution of existing products and the introduction of new products into our portfolio. The increase in net sales was also driven by a more favorable product mix. We have launched 54 new SKUs introduced during the nine months ended September 30, 2026. Our snacks categories resulted in a combined $43.3 million, or 67%, increase in net sales period over period. Net sales from Pouches increased by $27.7 million, or 25%, period over period. For the nine months ended September 30, 2026 and 2025, we incurred $5.7 million and $6.7 million in trade spending related to slotting fees paid to retail customers for placement of new coolers in their stores, which was recognized as a reduction of net sales. The slotting fees paid related to placement of new coolers in stores decreased compared to nine months ended September 30, 2025 due to timing of installation of coolers in stores; however, these slotting fees are expected to increase in the future as we continue the expansion of our baby cooler program and increase our presence in our retail customers' stores.

Cost of Goods Sold

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Cost of goods sold	$56,915	$38,251	$18,664	49%	$154,700	$105,325	$49,375	47%
Percentage of net sales	64%	58%		6%	63%	60%		3%

For the three months ended September 30, 2026, cost of goods sold increased $18.7 million, or 49%, compared to three months ended September 30, 2025, primarily due to increased sales volume. Cost of goods sold as a percentage of net sales increased by 6% primarily due to increased trade spending, which was recognized as a reduction of net sales, and a less favorable product mix. The increase in trade spending was primarily driven by slotting fees paid for the placement of new coolers in stores and by promotional programs supporting increased distribution of our products.

For the nine months ended September 30, 2026, cost of goods sold increased $49.4 million, or 47%, compared to nine months ended September 30, 2025, primarily due to increased sales volume. Cost of goods sold as a percentage of net sales increased by 3% primarily due to less favorable product mix, partially offset by pricing and favorable customer mix.

Gross Profit and Gross Margin

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Gross profit	$32,152	$27,785	$4,367	16%	$92,479	$71,331	$21,148	30%
Gross margin	36%	42%		(6)%	37%	40%		(3)%

For the three months ended September 30, 2026, gross profit increased $4.4 million, or 16%, compared to the three months ended September 30, 2025, due to higher net sales. The decrease in gross margin of 6% for the three months ended September 30, 2026, compared to the three months ended September 30, 2025 was primarily driven by increased cost of goods sold as a percentage of net sales, which resulted from increased trade spending and a less favorable product mix.

For the nine months ended September 30, 2026, gross profit increased $21.1 million, or 30% compared to the nine months ended September 30, 2025, due to higher net sales. The decrease in gross margin of 3% for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025 was primarily driven by increased cost of goods sold as a percentage of net sales, which resulted from a less favorable product mix.

Selling, General and Administrative

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Selling, general and administrative	$36,808	$28,837	$7,971	28%	$118,924	$81,550	$37,374	46%
Percentage of net sales	41%	44%		(3)%	48%	46%		2%

For the three months ended September 30, 2026, selling, general and administrative expenses increased by $8.0 million, or 28%, compared to the three months ended September 30, 2025, primarily due to:

•
an increase of $2.2 million in marketing expenses, primarily due to increased advertising expenditures to expand our advertising footprint;
•
an increase of $2.0 million in stock-based compensation driven by increase in headcount and awards granted in connection with our IPO;
•
an increase of $1.6 million in employee-related costs, driven by an overall increase in headcount to support our continued growth;
•
an increase of $1.1 million in warehouse and distribution expenses and higher outbound freight driven by higher sales volumes and carrying larger volumes of inventory on hand throughout the period to support our growth; and
•
an increase of $1.1 million in general and administrative expenses, primarily related to travel, depreciation and other expenses to support our increase in headcount and continued growth.

For the nine months ended September 30, 2026, selling, general and administrative expenses increased by $37.4 million, or 46%, compared to the nine months ended September 30, 2025, primarily due to:

•
an increase of $10.9 million in marketing expenses, primarily related to $5.4 million of expense related to cash paid to the Spokesperson in connection with our IPO, and increased advertising expenditures, related to production costs and increasing our advertising footprint;
•
an increase of $9.1 million in stock-based compensation, primarily driven by $4.1 million of expense related to restricted stock units, which were granted in the period, as well as $2.6 million of expense related to accelerated vesting of certain of the Spokesperson's stock options, and $2.2 million of expense related to the cash settlement of vested stock appreciation rights, both in connection with our IPO, which closed in February 2026;
•
an increase of $7.9 million in employee-related costs, driven by an overall increase in headcount to support our continued growth, including an aggregate of $0.7 million of one-time transaction bonuses paid to certain employees in connection with our IPO;
•
an increase of $3.8 million in general and administrative expenses, consisting of $2.8 million in travel, professional services, depreciation and other expenses to support our increase in headcount and continued growth, and a cash bonus of $1.0 million paid to the Spokesperson related to our IPO;
•
an increase of $3.5 million in warehouse and distribution expenses and higher outbound freight driven by higher sales volumes and carrying larger volumes of inventory on hand throughout the year to support our growth; and

•
an increase of $2.2 million in selling expenses, primarily driven by increases in merchandising fees, third-party commissions and other customer growth and acquisition costs, to support our growth in sales volume.

Other Income (Expense)

Interest Expense

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Interest expense	$(50)	$(801)	$751	(94)%	$(519)	$(1,984)	$1,465	(74)%

For the three months ended September 30, 2026, interest expense decreased $0.8 million, or 94%, compared to the three months ended September 30, 2025. For the nine months ended September 30, 2026, interest expense decreased $1.5 million, or 74%, compared to the nine months ended September 30, 2025. These decreases in interest expense were due to repayment of borrowings in February 2026.

Interest Income

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Interest income	$866	$59	$807	1,368%	$2,200	$253	$1,947	770%

For the three months ended September 30, 2026, interest income increased $0.8 million, or 1,368% compared to the three months ended September 30, 2025. For the nine months ended September 30, 2026, interest income increased $1.9 million, or 770%, compared to the nine months ended September 30, 2025. These increases in interest income are due to higher average cash balances in our money market accounts, driven by IPO proceeds received in February 2026.

Change in Fair Value of Derivative Liability

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Change in fair value of derivative liability	$—	$(8,460)	$8,460	**	$340	$(26,320)	$26,660	**

** not meaningful

For the three and nine months ended September 30, 2026, there was no change and a $0.3 million change in fair value of our derivative liability as immediately prior to the IPO in February 2026, our Convertible Notes converted into their respective classes of convertible preferred stock, which then immediately converted into shares of our common stock. For the three and nine months ended September 30, 2025, the change in fair value of our derivative liability was driven by a change in fair value of our convertible preferred stock underlying the convertible notes.

Other Income (Expense), Net

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Other income (expense), net	$54	$(462)	$516	(112)%	$(81)	$(1,447)	$1,366	(94)%

For the three months ended September 30, 2026, change in other income (expense), net of $0.5 million, compared to the three months ended September 30, 2025, was primarily due to the absence of changes in the fair value of the convertible preferred stock warrant liability during the three months ended September 30, 2026, as the warrants were settled upon the closing of the IPO in February 2026.

For the nine months ended September 30, 2026, change in other expense, net of $1.4 million, compared to the nine months ended September 30, 2025, was primarily due to a decrease in the change in fair value of our convertible preferred stock warrant liability and its settlement upon the closing of the IPO in February 2026.

Liquidity and Capital Resources

On February 9, 2026, we completed an IPO in which we issued and sold 7,631,537 shares of common stock, at the public offering price of $18.00 per share, plus an additional 1,649,581 shares of common stock at a public offering price of $18.00 per share pursuant to the exercise of the underwriters’ option to purchase additional shares. We received net proceeds of approximately $138.5 million from the IPO, after deducting underwriting discounts and commissions and offering expenses payable by us. Historically, we have generated operating losses and have relied on private sales of securities and proceeds from debt financing to fund our operations. As of September 30, 2026, we had cash and cash equivalents of $106.4 million and accumulated deficit of $160.3 million. For the three and nine months ended September 30, 2026, we incurred a net loss of $3.8 million and $24.6 million and net cash flow used in operating activities totaled $4.6 million during the nine months ended September 30, 2026. We expect that our existing cash and cash equivalents, along with available borrowing capacity under the Revolving Credit Facility and Term Loan Facility, will be sufficient to support our operations for at least the next 12 months as well as to meet our cash requirements for the longer term.

Our future capital requirements will depend on many factors, including our pace of new and existing customer growth, our investments in innovation, our investment in cooler placements at retail stores, our investments in partnerships, the financial impact of the recently announced product recall and unexplored channels. We may be required to seek additional equity or debt financing. There can be no assurance that additional equity or debt financing will be available to us at terms acceptable to us, or at all and such financing will be impacted by many factors, including the liquidity of the overall capital markets and the future state of the U.S. and global economy.

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

In February 2026, following completion of the IPO, we used a portion of the proceeds to repay all outstanding amounts under the Nonconvertible Debt. As of September 30, 2026, we have no outstanding debt under the Nonconvertible Debt.

Interest on borrowings under the Term Loan Facility is calculated at a rate equal to (i) 2.50% plus the highest of (w) the prime rate (as determined by reference to the Wall Street Journal), (x) the federal funds rate plus 0.50% per annum and (y) one month Term SOFR plus 1.00% per annum or (ii) one month Term SOFR plus 3.50% per annum, subject to a 2.00% Term SOFR floor. Interest-only payments are required to be made until July 10, 2027, then (i) with respect to $18.0 million of the Term Loan Facility, equal payments of outstanding principal and (ii) with respect to $12.0 million of the Term Loan Facility, 24 months after the borrowing of such amount with equal payments of outstanding principal, plus monthly interest payments, through the maturity date. As of September 30, 2026, there were no amounts outstanding under the Term Loan Facility. As of September 30, 2026, the maximum remaining capacity under the Term Loan Facility was $30.0 million.

Interest on borrowings under the Revolving Credit Facility is calculated at a rate equal to (i) 2.25% plus the highest of (w) the prime rate (as determined by reference to the Wall Street Journal), (x) the federal funds rate plus 0.50% per annum and (y) one month Term SOFR plus 1.00% per annum, or (ii) one month Term SOFR plus 3.25% per annum, subject to a 2.00% Term SOFR floor. Interest-only payments are required with a balloon principal payment on the maturity date. The interest rate applicable to borrowings under the Revolving Credit Facility was 7.0% as of December 31, 2025. As of September 30, 2026, there were no amounts outstanding under the Revolving Credit Facility.

The borrowing base for the Revolving Credit Facility requires us to maintain collateral in the form of accounts receivable and inventory. Amounts available to us are determined as the lower of (a) the current maximum capacity and (b) the sum of (i) 80% of our gross accounts receivable and (ii) 85% of the liquidation value of inventory, each subject to certain adjustments. The Nonconvertible Debt includes financial and nonfinancial covenant provisions. As of September 30, 2026, we were in compliance with all covenants related to the Nonconvertible Debt. As of September 30, 2026, the maximum remaining capacity under the Revolving Credit Facility was $65.0 million, with $58.2 million available for borrowing based on existing inventory and accounts receivable balances as described by the Credit Agreement.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2026	2025
	(dollars in thousands)
Net cash used in operating activities	$(4,600)	$(23,236)
Net cash used in investing activities	(3,438)	(3,539)
Net cash provided by financing activities	103,586	16,881
Net change in cash and cash equivalents	$95,548	$(9,894)

Operating Activities

Net cash used in operating activities of $4.6 million for the nine months ended September 30, 2026 was primarily driven by net loss of $24.6 million, non-cash adjustments of $15.9 million, and a net increase in cash related to changes in operating assets and liabilities of $4.1 million. Non-cash adjustments primarily consisted of stock-based compensation of $9.8 million, inventory adjustments of $4.4 million, and depreciation and amortization expense of $1.7 million. Changes in cash flows related to operating assets and liabilities primarily consisted of a $9.1 million increase in accounts receivable driven by growth in our net sales, a $3.0 million increase in inventory to support the increase in sales volume, and a $2.6 million increase in prepaid expenses and other assets, primarily due to increases in prepaid insurance and other receivables. These uses of cash were partially offset by a $18.8 million increase in accounts payable and accrued expenses and other current liabilities, primarily related to third-party manufacturing fees and raw material purchases to support growth in sales volume.

Net cash used in operating activities of $23.2 million for the nine months ended September 30, 2025 was primarily driven by net loss of $39.8 million, non-cash adjustments of $34.1 million and a net decrease in cash related to changes in operating assets and liabilities of $17.5 million. Non-cash adjustments primarily consisted of a change in fair value of derivative liability of $26.3 million, stock-based compensation of $2.9 million, a change in fair value of convertible preferred stock warrant liability of $1.4 million, depreciation and amortization expense of $0.9 million, inventory adjustments of $1.8 million, amortization of debt discounts and deferred financing costs of $0.5 million, non-cash interest expense of $0.2 million, and a change in fair value of SARs liability of $0.1 million. Changes in cash flows related to operating assets and liabilities primarily consisted of an $19.6 million increase in inventory to support the increase in sales volume, a $12.1 million increase in accounts receivable due to growth in our net sales, and a $0.4 million increase in prepaid expenses and other assets, primarily due to increases in prepaid insurance and deferred taxes. These uses of cash were partially offset by a $14.6 million increase in accounts payable and accrued expenses and other current liabilities primarily related to increased third-party manufacturing fees, accrued trade spend, and accrued marketing costs to support the growth in sales volume.

Investing Activities

For the nine months ended September 30, 2026 and 2025, net cash used in investing activities was $3.4 million and $3.5 million, related to purchases of property and equipment used in ongoing operations.

Financing Activities

For the nine months ended September 30, 2026, net cash provided by financing activities was $103.6 million, primarily consisting of $145.8 million of proceeds from our IPO, net of underwriting discounts and offering costs paid during the period and $0.8 million in proceeds from the exercise of stock options. This source of cash was partially offset by the repayment of our outstanding borrowings under our Credit Agreement of $43.0 million.

For the nine months ended September 30, 2025, net cash provided by financing activities was $16.9 million, primarily consisting of $21.0 million in borrowings from our credit facilities and $1.4 million in proceeds from the exercise of stock options. These sources of cash were partially offset by payments of deferred offering costs of $5.1 million and payments of debt issuance costs of $0.4 million.

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

Contribution Margin decreased by 5% for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, and by 2% for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. These decreases were primarily driven by the aforementioned factors mentioned in the discussion of gross profit in the results of operations above. These decreases were partially offset by increased order sizes and increased customer pickups, which reduced freight costs per case and positively impacted Contribution Margin.

The following table provides a calculation of Contribution Margin:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(dollars in thousands)
Net sales	$89,067	$66,036	$247,179	$176,656
Cost of goods sold	56,915	38,251	154,700	105,325
Gross profit	32,152	27,785	92,479	71,331
Less: Outbound freight	(4,009)	(3,369)	(11,362)	(9,851)
Contribution Profit	$28,143	$24,416	$81,117	$61,480
Gross margin	36%	42%	37%	40%
Contribution Margin	32%	37%	33%	35%

Adjusted EBITDA

We report our financial results in accordance with GAAP. However, management believes that Adjusted EBITDA, a non-GAAP financial measure, provides investors with additional useful information in evaluating our performance.

We calculate Adjusted EBITDA as net loss, adjusted to exclude: (1) change in fair value of derivative liability; (2) change in fair value of convertible preferred stock warrant liability; (3) change in fair value of stock appreciation rights ("SARs") liability; (4) stock-based compensation, including expense related to the acceleration of certain awards in connection with our IPO; (5) payroll taxes related to stock-based compensation; (6) depreciation and amortization; (7) amortization and acceleration of certain payments under the Spokesperson Agreement (as defined in Note 12, Related-Party Transactions in Part I, Item 1. of this Quarterly Report on Form 10-Q) for services received in connection with our IPO; (8) one-time bonuses related to our IPO; (9) interest expense; (10) interest income; and (11) provision for income taxes.

In the third quarter of 2026, we revised our definition of Adjusted EBITDA to exclude payroll tax expense related to stock-based compensation, which is comprised of employer taxes incurred upon (i) vesting of restricted stock units ("RSUs") and (ii) exercise of nonqualified stock options. The amount of payroll tax expense related to employee stock transactions is dependent on RSU settlements, option exercises, related stock price, and other factors that are beyond our control and that do not correlate to the operation of our business. The RSUs were granted in the first quarter of 2026 and the first tranche vested upon the expiration of the lockup period on August 5, 2026, at which point these amounts became significant. Because such amounts were not significant in prior periods, prior period disclosures were not recast.

We also revised our definition of Adjusted EBITDA to exclude the change in fair value of our SARs liability. The change in fair value is driven by the change in our stock price and other factors that are beyond our control and that do not correlate to the operations of our business. These SARs were granted in the first quarter of 2025. Because the change in fair value of our SARs liability was not significant in prior periods, prior period disclosures were not recast.

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

Adjusted EBITDA is presented for supplemental informational purposes only, has limitations as an analytical tool, and should not be considered in isolation or as a substitute for financial information presented in accordance with GAAP. Some of the limitations of Adjusted EBITDA include that (1) it does not properly reflect capital commitments to be paid in the future, (2) although depreciation and amortization are non-cash charges, the underlying assets may need to be replaced and Adjusted EBITDA does not reflect these capital expenditures, (3) it does not consider the impact of stock-based compensation and payroll taxes related to stock-based compensation, (4) it does not reflect other non-operating expenses, including interest expense, (5) it does not consider the impact of any derivative liability valuation adjustments, (6) it does not reflect tax payments that may represent a reduction in cash available to us, and (7) it does not consider amortization of payments under the Spokesperson Agreement for services received in connection with our IPO. In addition, our use of Adjusted EBITDA may not be comparable to similarly titled measures of other companies because they may not calculate Adjusted EBITDA in the same manner, limiting its usefulness as a comparative measure. Because of these limitations, when evaluating our performance, you should consider Adjusted EBITDA alongside other financial measures, including our net income and other results stated in accordance with GAAP.

The following table presents a reconciliation of Adjusted EBITDA to net (loss) income, the most directly comparable financial measure stated in accordance with GAAP, for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(dollars in thousands)
Net loss	$(3,813)	$(11,255)	$(24,574)	$(39,759)
Change in fair value of derivative liability (1)	—	8,460	(340)	26,320
Change in fair value of convertible preferred stock warrant liability (1)	—	437	(13)	1,365
Change in fair value of SARs liability	(74)	—	(2)	—
Stock-based compensation	2,995	997	11,968	2,895
Payroll taxes related to stock-based compensation	86	—	86	—
Depreciation and amortization	608	353	1,657	907
Amortization and acceleration of Spokesperson Agreement expense for services received in connection to the IPO	—	649	5,405	1,947
IPO transaction bonus	—	—	1,699	—
Interest expense	50	801	519	1,984
Interest income	(866)	(59)	(2,200)	(253)
Provision for income tax	27	539	69	42
Adjusted EBITDA	$(987)	$922	$(5,726)	$(4,552)

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

We offer sales discounts and promotions to our customers through various programs. These programs include sales incentives, trade allowances, slotting fees, including baby cooler slotting fees, coupon offers, rebates and term discounts. The costs of these sales discounts and promotions are accounted for as reductions in the transaction price. We estimate variable consideration related to the cost of sales discounts and promotions during the period the product is sold. We recognize an allowance for estimated trade discounts. We also recognize an accrual for the estimated sales discounts and promotional activities that have been incurred but not settled as of each balance sheet date. Our estimate of trade discounts and accrued promotional activities is a management estimate based on the terms and timing of our programs offered, expected participation based on our historical experience with similar programs and forecasted sales volumes.

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

We will continue to use judgment in evaluating the expected volatility and expected terms utilized in our stock-based compensation calculations on a prospective basis. As we continue to accumulate additional data related to our common stock, we may refine our estimates, which could materially impact our future stock-based compensation. See Note 11 to our unaudited condensed consolidated financial statements in Part I, Item 1. in this Quarterly Report on Form 10-Q for information concerning certain of the specific assumptions we used in applying the Black-Scholes option pricing model to determine the estimated fair value of our stock options granted in the three and nine months ended September 30, 2026 and 2025.

During the three months ended September 30, 2026 and 2025, we recorded $3.0 million and $1.0 million in stock-based compensation. There was $0.1 million and an insignificant reduction in net sales associated with stock appreciation rights issued to a customer and no reduction in net sales associated with warrants issued to a customer during the three months ended September 30, 2026 and 2025.

During the nine months ended September 30, 2026 and 2025, we recorded $12.0 million and $2.9 million in stock-based compensation. There was $0.2 million and $0.1 million reduction in net sales associated with stock appreciation rights issued to a customer and no reduction in net sales associated with warrants issued to customers as no warrants to customers were issued during the nine months ended September 30, 2026 and 2025.

As of September 30, 2026, there was $10.1 million in unrecognized compensation related to unvested service-based vesting options which is expected to be recognized over a weighted-average period of 2.8 years.

As of September 30, 2026, there was $7.3 million in unrecognized compensation related to unvested RSUs which is expected to be recognized over a weighted-average period of 2.4 years.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in raw material prices, energy, fuel costs, interest rates, and inflation.

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

A hypothetical 10% increase or decrease in the weighted-average cost of these commodities and raw materials would have resulted in an increase or decrease to cost of goods sold of approximately $2.0 million and $5.4 million for the three and nine months ended September 30, 2026. We seek to mitigate the impact of raw materials cost increases by negotiating pricing agreements and by a combination of cost savings initiatives and efficiencies and price increases to our customers.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of Company management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our CEO and CFO concluded that, as of September 30, 2026, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

For information regarding our legal proceedings, refer to Note 6 of our Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors.

For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 16, 2026, and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 filed with the SEC on May 7, 2026 (the “Quarterly Report”). Except as set forth below, there have been no material changes to the risk factors disclosed in our Annual Report or the Quarterly Report.

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

We have in the past been, are currently, and may in the future be exposed to product recalls, including voluntary recalls, product withdrawals and reformulations, and adverse public relations if our products are alleged to cause illness or injury or if we are alleged to have mislabeled or misbranded our products or otherwise violated governmental regulations. We have voluntarily recalled and may also in the future voluntarily recall or withdraw products that we consider below our standards, whether for taste, appearance or otherwise, in order to protect our brand’s reputation. Product recalls or withdrawals can result in substantial and unexpected expenditures, destruction of product inventory, and lost sales due to the unavailability of the product for a period of time, which could reduce profitability and cash flow. In October 2026, we initiated a voluntary recall and reformulation of our Tractor Wheels soft-baked bars. In connection with this recall, we are assessing product, customer and recall-related costs, lost sales and potential insurance recoveries, and we cannot yet reliably estimate the total costs we expect to incur or the amount or timing of any recovery.

In addition, a product recall or withdrawal may require significant management attention, operational resources and communications with consumers, regulators, retailers and distributors. As an example, in June 2024, we initiated a voluntary recall of a single product due to potential Listeria contamination, which we discovered after conducting routine finished product testing. See Part I, Item 1. “Business—Our Product Quality and Safety.” Although we received no reports of harm to customers as a result of this potential contamination, this recall resulted in diversion of management time to identify and remediate the issue. We anticipate that the October 2026 recall of Tractor Wheels will similarly divert management’s attention and require significant operational resources to address.

Product recalls, product liability claims (even if unmerited or unsuccessful), or any other events that cause consumers to no longer associate our brand with high-quality may also result in adverse publicity or legal challenges, harm our reputation and hurt the value of our brand, lead to a decline in consumer confidence in and demand for our products, lead to increased scrutiny, fines, or other penalties by federal and state regulatory agencies of our operations, and could result in further volatility in the market price of our common stock, which could have a material adverse effect on our business, financial condition, and results of operations. For example, despite our rigorous testing for heavy metals (e.g., arsenic, cadmium, lead, and mercury), and our robust programs to ensure compliance with food safety laws and regulations, such as Assembly Bill 899 in California, we may fail to adequately detect such toxins before our products reach the shelf, which could subject our products to a recall, and may negatively impact consumer perception of our products and our reputation.

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

The failure to comply or maintain compliance with applicable governmental laws and regulations, including those referred to above, could result in, among other things, administrative, civil, or criminal penalties or fines (including in connection with class action lawsuits); mandatory or voluntary product recalls, withdrawals, reformulations, additional consumer notifications or other corrective actions; warning or other letters; cease and desist orders against operations that are not in compliance; closure of facilities or operations; the loss, revocation or modification of any existing licenses, permits, registrations or approvals; the failure to obtain additional licenses, permits, registrations, or approvals in new jurisdictions where we intend to do business; or the loss of our ability to participate in federal and state healthcare programs, any of which could make it more costly or challenging to manufacture and sell our products or otherwise have a material adverse effect on our business, financial condition, or results of operations. In addition, governmental units may make changes in the regulatory frameworks within which we operate that may require us to incur substantial increases in costs in order to comply with such laws and regulations.

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

The regulatory environment in which we operate could change significantly and adversely in the future, particularly in light of the rapidly evolving focus on public health and food regulation by the U.S. presidential administration. For example, the U.S. presidential administration’s “Make America Healthy Again” movement may have a significant impact on the food regulatory landscape and may result in the implementation of certain food regulation changes that could be adverse to our business. Product recalls or withdrawals may also increase scrutiny of our product design, warnings, labeling, packaging, manufacturing processes, complaint handling and recall communications, which could increase our costs or delay our ability to resume shipments. If we fail to anticipate or adapt to new rules governing food manufacturing, labeling, or packaging, it may lead to an increase in costs or interruptions in production, either of which could adversely affect our operations and financial condition. Changes in marketing or labeling requirements or standards related to our products could require us to revise or discontinue making certain claims or utilizing certain branding elements, which may make our products less appealing to consumers. New or revised government laws and regulations could result in additional compliance costs and, in the event of non-compliance, civil remedies, including fines, injunctions, withdrawals, recalls or seizures, and confiscations, as well as potential criminal sanctions, any of which may adversely affect our business, financial condition, and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Equity Securities

None.

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

In accordance with the disclosure requirements set forth in Item 408(a) of Regulation S-K, the following table discloses any officer (as defined in Rule 16a-1(f) under the Exchange Act), director, or entity controlled by such officer or director who adopted or terminated a contract, instruction, or written plan for the sale of securities of the Company intended to satisfy the affirmative defense of Rule 10b5-1(c) during the quarterly period ended September 30, 2026:

Name	Title	Action Taken	Adoption Date	Start Date of Trading Arrangement	End Date of Trading Arrangement	Aggregate Number of Securities to be Sold
John Foraker(1)	Chief Executive Officer and Director	Adoption(1)	9/11/2026	12/11/2026	11/30/2027	Up to 150,000 shares of common stock
Cassandra Curtis	Director	Adoption	9/1/2026	12/1/2026	11/30/2027	Up to 323,543 shares of common stock
Walter Robb(2)	Director	Adoption(2)	8/14/2026	11/17/2026	12/31/2028	Up to 24,000 shares of common stock
Harbinger Ventures, LLC	An entity controlled by Megan Bent (Director)	Adoption	9/1/2026	12/1/2026	5/15/2027	Up to 100,000 shares of common stock

(1) Subsequent to the end of the quarter, on November 3, 2026, John Foraker terminated his Rule 10b5-1 trading arrangement described above. No shares were sold under the arrangement.

(2) Subsequent to the end of the quarter, on November 10, 2026, Walter Robb terminated his Rule 10b5-1 trading arrangement described above. No shares were sold under the arrangement.

Other than as disclosed above, no other officer, director or entity controlled by such officer or director adopted, modified or terminated a contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense of Rule 10b5-1(c) or a non-Rule 10b5-1 trading arrangement.

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

Name	Title	Date
/s/ John Foraker	Chief Executive Officer and Chair of the Board (Principal Executive Officer)	November 12, 2026
John Foraker
/s/ Lawrence Waldman	Chief Financial Officer (Principal Financial Officer)	November 12, 2026
Lawrence Waldman
/s/ Chris Folena	Chief Accounting Officer (Principal Accounting Officer)	November 12, 2026
Chris Folena